Form 10-Q
period 1994-03-31
PLM EQUIPMENT GROWTH FUND II
filed 1994-05-13
CIK 812072

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549
                            FORM 10-Q
           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 1994      Commission File Number
                                            33-32258


                  PLM EQUIPMENT GROWTH FUND II
     (Exact name of registrant as specified in its charter)


California                                        94-3041013
(State or other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                 Identification No.)
One Market, Steuart Street Tower
Suite 900, San Francisco, CA                   94105-1301
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including       (415) 974-1399
area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No

Number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

        Class                         Outstanding at May 13, 1994

Limited Partnership Depositary Units                 7,492,905

General Partnership Units:                                   1

                  PLM EQUIPMENT GROWTH FUND II
                     (A Limited Partnership)

                         BALANCE SHEETS

                             ASSETS


                                       March 31,     December 31,
                                         1994            1993
Equipment held for operating leases   $147,312,683   $149,450,893
Less accumulated depreciation          (83,741,066)   (83,034,823)
  Net equipment                         63,571,617     66,416,070

Cash and cash equivalents                8,032,903      5,996,067
Restricted cash                          7,874,343      8,177,816
Accounts receivable, less allowance
  for doubtful accounts of $262,853
  in 1994 and $234,955 in 1993           2,185,435      2,763,109
Deferred charges, net of accumulated
  amortization of $1,898,556 in 1994
  and $1,855,142 in 1993                   687,032        489,018
Prepaid expenses and other assets          333,471        363,629

        Total assets                  $ 82,684,801   $ 84,205,709


                       LIABILITIES AND PARTNERS' CAPITAL

                                       March 31,     December 31,
                                         1994            1993
Liabilities:

Accounts payable and accrued expenses $  1,079,052   $  1,773,154
Due to affiliates                          256,238        354,471
Notes payable                           35,000,000     35,000,000
Prepaid deposits and reserve
  for repairs                            5,876,516      4,216,425
      Total Liabilities                 42,211,806     41,344,050

Partners' capital (deficit):

Limited partners (7,492,905
  Depositary Units, including
  1,150 Depositary Units held
  in the Treasury) at March 31,
  1994 and December 31, 1993            41,505,480     43,894,144
General Partner                         (1,032,485)    (1,032,485)
      Total partners' capital           40,472,995     42,861,659

        Total liabilities and
          partners'                   $ 82,684,801   $ 84,205,709


         See accompanying notes to financial statements.

                  PLM EQUIPMENT GROWTH FUND II
                     (A Limited Partnership)

                      STATEMENTS OF INCOME

                                     For the three months ended
                                              March 31,

                                      1994               1993
Revenues:
  Lease revenue                  $ 6,168,721       $ 7,697,451
  Interest and other income          112,749            43,523
  Net gain on disposition
   of equipment                      581,578         6,848,250
        Total revenues             6,863,048        14,589,224

Expenses:
  Depreciation and amortization    2,757,098         3,562,305
  Management fees to affiliate       299,215           384,872
  Repairs and maintenance          1,321,252           968,439
  Interest expense                   549,670           515,078
  Insurance expense to affiliate     (63,393)          335,130
  Other insurance expense             55,184           210,541
  Marine equipment operating
   expenses                          791,258         1,779,074
  General and administrative
   expenses to affiliates            179,769           159,947
  Other general and
    administrative expenses          206,750           252,743
        Total expenses             6,096,803         8,168,129

Net income                           766,245       $ 6,421,095

Partners' share of net income:

  Limited Partners               $   608,499       $ 6,100,040
  General Partner                    157,746           321,055

        Total                    $   766,245       $ 6,421,095

Net income per Depositary Unit
  (7,492,905 Units, including
  1,150 Units held in Treasury
  at March 31, 1994 and 1993;    $      0.08       $      0.81

Cash Distributions               $ 3,154,909       $ 3,158,642

Cash distributions per
  Depositary Unit                $      0.40       $      0.40

         See accompanying notes to financial statements.

                  PLM EQUIPMENT GROWTH FUND II
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS

                                       For the three months Ended
                                                March 31,
                                          1994          1993
Cash flows from operating
  activities:
  Net income                         $   766,245   $  6,421,095

  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Net gain on disposition
      of equipment                       (581,578)  (6,933,250)
      Depreciation and amortization     2,757,098    3,562,305
      (Increase) decrease
      in restricted cash                  303,473      166,461
      Decrease (increase) in accounts
        receivable, net                   577,674   (1,026,861)
      (Decrease) increase in
        due to affiliates                 (98,233)      54,277
      Decrease in prepaid expenses
        and other assets                   30,158       68,726
      Decrease in insurance
        reimbursement receivable               --    2,254,067
      (Decrease) increase in accounts
        payable and accrued expenses     (694,102)     577,406
      Increase in prepaid deposits
        and reserve for repairs         1,660,091      453,411
Net cash provided by
      operating activities              4,720,826    5,597,637

Cash flows from investing activities:
  Proceeds from disposition of
   equipment                            1,685,537   12,239,713
  Payments of acquisition
    fees to affiliate                     (22,528)      (7,380)
  Payments for purchases of equipment    (950,662)    (178,941)
  Payments for equipment acquisition
    deposits                                   --      (50,000)
  Increase in restricted cash                  --  (11,159,037)
  Payments of lease
    negotiation fees to affiliate          (5,006)      (3,987)
Net cash provided by
    investing activities                  707,341      840,368

Cash flows from financing activities:
  Principal payments on notes payable          --   (3,217,985)
  Cash distributions paid to partners  (3,154,909)  (3,158,642)
  Payments of debt placement fees        (236,422)          --
  Repurchase of Depositary Units               --      (70,035)
  Net cash used in
    financing activities               (3,391,331)  (6,446,662)

Net increase (decrease) in
   cash and cash equivalents            2,036,836       (8,657)

Cash and cash equivalents at
   beginning of period                  5,996,067    2,225,424

Cash and cash equivalents at
   end of period                      $ 8,032,903  $ 2,216,767

Supplemental information:
  Interest paid                       $   549,670  $   502,449

         See accompanying notes to financial statements.

                  PLM EQUIPMENT GROWTH FUND II
                     (A Limited Partnership)
                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 1994




1.  Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the "Partnership") as of March 31, 1994, the statements of operations and cash flows for the three months ended March 31, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, on file at the Securities and Exchange Commission.

2. Reclassification

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1994 presentation. Transportation Equipment held for operating leases at March 31, 1994 and December 31, 1993 includes equipment previously reported as held for sale.


3. Cash Distributions

Cash distributions are recorded when paid and totaled $3,154,909 for the three months ended March 31, 1994.

Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $2,388,664 and $0 for the three months ended
March 31, 1994 and 1993, respectively, were deemed to be a return of capital.

Cash distributions of $2,997,162 ($0.40 per Depositary Unit) were declared on March 16, 1994, and are to be paid on May 16, 1994, to the Unitholders of record as of March 31, 1994.


4.  Equipment

Equipment held for operating leases is stated at cost. As of March 31, 1994, the General Partner has reclassified assets held for sale to equipment held for operating lease, unless the particular asset is subject to a pending contract for sale.

The components of equipment are as follows:



                                       March 31,   December 31,
                                         1994         1993

  Equipment held for operating
    leases:

  Rail equipment                    $ 19,800,324  $ 19,800,324
  Marine containers                   17,985,580    17,888,668
  Marine vessels                      29,461,419    29,461,419
  Aircraft                            50,388,667    49,938,667
  Trailers and tractors               13,363,582    16,048,704
  Mobile offshore drilling unit       16,313,111    16,313,111
                                     147,312,683   149,450,893

  Less accumulated depreciation      (83,741,066)  (83,034,823)

     Net equipment                  $ 63,571,617  $ 66,416,070


As of March 31, 1994, all equipment in the Partnership portfolio was either operating in PLM affiliated short-term trailer rental facilities or on lease, except 73 marine containers and seven railcars; as of December 31, 1993, 73 marine containers and three railcars were off-lease. The aggregate carrying value of equipment off-lease was $221,319 and $171,641 at March 31, 1994 and December 31, 1993, respectively.

During the three months ended March 31, 1994, the Partnership sold or disposed of 95 marine containers and 261 trailers, with an aggregate net book value of approximately $1.1 million, for aggregate proceeds of approximately $1.7 million. For the three months ended March 31, 1993, the Partnership sold or disposed of 49 marine containers, two marine vessels, six tractors and eight trailers, with an aggregate net book value of approximately $2.9 million and drydock reserves of approximately $0.7 million, for aggregate proceeds of approximately $6.8 million. The Partnership also sold four marine containers and 584 railcars, with an aggregate carrying value of approximately $3.1 million for aggregate proceeds of approximately $5.4 million.

Between January 1, 1994 and March 31, 1994, the Partnership purchased 1,147 containers at a cost of $500,637 and paid acquisition and lease negotiation fees of $22,528 to PLM
Transportation Equipment Corporation ("TEC") a wholly-owned subsidiary of the General Partner.

5. Notes Payable

On March 30, 1994, the Partnership completed a refinancing of its $35 million bank loan that was due on September 30, 1995. Due to the Easter banking holidays in the bank's home country, the funds to repay the bank loan were retained by a financial intermediary and were forwarded on April 6, 1995, to complete the refinancing transaction.

The new $35,000,000 loan facility is unsecured and non-recourse, limits additional borrowings and specifies covenants related to collateral coverage, fixed charge coverage and ratios for market value and composition of the equipment owned by the Partnership. The loan facility bears interest at LIBOR + 1.55% per annum (5.49% at March 31, 1994) and is payable quarterly in arrears. Principal is payable in annual installments of $4 million on March 31, 1996 and 1997, $9 million on March 31, 1998 and 1999, and a final payment of $9 million on March 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A)  Sources

     The Partnership's primary current source of liquidity is operating cash flow. The Partnership's level of operating cash flow has declined from 1993 levels due in part to depressed conditions in certain equipment markets (see "Trends" below) that have impacted re-leasing rates, and the sale of certain partnership equipment.

     The Partnership uses net operating cash flow primarily to pay cash distributions to the Partners and, to the extent available, to add to working capital reserves. Proceeds realized from the sale or disposal of equipment may be used for the purchase of additional equipment, or the repayment of outstanding debt. The Partnership's sources of capital include proceeds from its initial public offering of limited partnership units, debt financing, and during the reinvestment phase of the partnership, excess net cash flow from operations remaining after a certain level of distributions have been made to the Limited Partners.

     On March 30, 1994, the Partnership completed a refinancing of its $35 million bank loan that was due on September 30, 1995. The new debt comprises notes payable of $35,000,000, and the corresponding loan agreements require the Partnership to maintain a minimum debt coverage ratio based on the fair market value of equipment, a minimum fixed charge coverage ratio, and discourage over concentration in any one equipment type.

(B)  Asset Sales and Purchases

     Equipment sales and dispositions prior to the Partnership's planned liquidation phase can result from a performance-based decision by the General Partner or, in some cases, an election of the lessee provided for in certain lease agreements. Additionally, certain lessees are required to pay stipulated loss values on equipment lost or disposed during the term of the lease agreement. The General Partner intends to use the proceeds realized either from the selective sale of assets or from the incidental disposal of equipment to invest in additional equipment during the reinvestment phase of Partnership operations, and subsequent to that phase, to distribute such proceeds to the Partners or pay down debt.

     During the three months ended March 31, 1994, the Partnership purchased 1,147 used marine containers at a cost of approximately
$0.5 million, and disposed of 95 marine containers and 261 trailers for proceeds of approximately $1.7 million.

     The General Partner has not planned expenditures, nor is it aware of any contingencies that would require capital resources other than provided by operating cash flow and sales and liquidation proceeds.

(C)  Depositary Unit Repurchase Plan

     On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. As of March 31, 1994, the Partnership had repurchased 6,700 Depositary Units at a cost of $70,035.

(D)  Market Value

     The General Partner prepares an evaluation of the net realizable value and fair market value of the Partnership's equipment portfolio at least annually, using, among other sources, independent third-party appraisals, values reported in trade publications, and comparative values from arms-length transactions for similar equipment. Concurrently, the General Partner evaluates whether the current fair market value of equipment represents the effects of the current market conditions or permanent impairment of value (e.g., technological obsolescence or regulatory changes, etc.). Equipment whose carrying value is determined to be permanently impaired, without possibility of being leased at an acceptable rate, has its book value adjusted to the estimated net realizable value. Uncertain market conditions have caused the General Partner to closely monitor the changes in market values for Partnership equipment, and on occasion, the General Partner has made adjustments to Partnership equipment values that reflect this volatility. While there has continued to be a general decline in certain market values, the total fair market value of the assets still exceeds the Partnership's carrying value. No adjustments to reflect impairment of equipment carrying values were recorded in the first quarter of 1994.

Comparison of the Partnership's Operating Results for the Three
Months Ended March 31, 1994 and 1993

(A)  Revenues

     Total revenues for the quarter ended March 31, 1994 of $6.9 million declined from $14.6 million, for the same period in 1993.
This decrease resulted primarily from:

(1) Lease revenues for the quarter ended March 31, 1994 declined by approximately $1.5 million primarily as a result of:

     (a) declines of approximately $1.3 million in marine vessel revenues due to the sale of three on-lease vessels in 1993;

     (b) declines of approximately $0.5 million in railcar revenues due to the sale of 639 railcars during 1993.

     (c) declines of approximately $0.2 million in container revenues due to the liquidation of 305 marine containers in 1993 and 95 marine containers in the first quarter of 1994;

     (d) an increase of approximately $0.4 million in Mobile
Offshore Drilling Unit ("Rig") revenue reflecting the revenue on the Rig acquired in 1993.

(2) Net gain on disposition of equipment during the first quarter of 1994 totaled approximately $0.6 million from the sale or disposal of 261 trailers and 95 marine containers with a net book value of approximately $1.1 million, for proceeds of approximately $1.7 million. This compares to a $6.8 million gain in the prior year.

(B)  Expenses

     Total expenses for the quarter ended March 31, 1994, decreased to approximately $6.1 million from $8.2 million for the same period in 1993. The decrease in 1994 expenses was primarily attributable to decreases in depreciation expense, marine vessel operating expenses, and insurance expense.

(1) Direct Operating Expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased by $1.2 million for the first quarter of 1994 as compared to 1993.
This decrease resulted from:

     (a) a decrease of approximately $1.0 million in marine vessel operating expenses due to the sale of three marine vessels in 1993. This decrease was partially offset by increased operating costs for the remaining marine vessels as certain of the Partnership's marine vessels were operated on short-term voyage charters where the Partnership pays for some costs, such as bunkers and port costs, that were borne by the lessees under several of the Partnership's previous vessel charter agreements;
     (b) a decrease of approximately $0.5 million in the cost of marine vessel insurance due to the sale of three marine vessels in 1993 and a refund of a $0.2 million from an insurance pool, that the Partnership's marine vessels are in, due to lower than estimated insurance claims in the pool;

     (c) an increase of approximately $0.4 million in repairs and maintenance costs from 1993 levels due partially to higher repairs and maintenance costs, incurred normally as the marine vessel fleet ages, offset by a reduction in drydock expenses resulting from the sale of the three marine vessels in 1993.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees,interest expense, and general and administrative expenses) decreased by $0.8 million in 1994 compared to 1993. This change resulted primarily from:

     (a) a decrease in depreciation expense of approximately $0.8 million from 1993 levels reflecting the Partnership's double-declining depreciation method and the effect of asset sales in 1993, partially offset by the acquisition of a mobile offshore drilling unit in July 1993;

     (b) a decrease of approximately $0.1 million in management fees to affiliates reflecting the lower levels of lease revenues in 1994 as compared to 1993.

(C)  Net Income (Loss)

     The Partnership's net income of $0.8 million for the quarter decreased from a net income of $6.4 million in the first quarter of 1993. The Partnership's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter 1994 is not necessarily indicative of future periods. In the first quarter 1994, the Partnership distributed $3.0 million to the Limited Partners, or $0.40 per Depositary Unit.

Trends

     Due in part to extended worldwide recessionary conditions experienced over the past several quarters, the markets for certain types of transportation equipment, primarily aircraft, marine containers and marine vessels, are currently depressed and performing below historical norms.

     The return of lease rates on certain types of equipment to their historical levels may be dependent on a number of factors including improved international economic conditions, the absence of specific technological obsolescence, new government regulations, increased industry specific demand and the increased availability of financing.

     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes these acquisitions, if any, may generate additional earnings and cash flow for the Partnership.

                   PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

            None.

       (b)  Reports on Form 8-K

            None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PLM EQUIPMENT FUND II



                                   By:  PLM Financial Services,
                                   Inc.
                                   General Partner




Date:  May 12, 1994           By:    /s/ J. Michael Allgood
                                     J. Michael Allgood

                                     Vice President and
                                     Chief Financial Officer