Form 10-Q
period 1994-06-30
PLM EQUIPMENT GROWTH FUND II
filed 1994-08-11
CIK 812072

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549
                            FORM 10-Q
           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 1994
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

        Class                      Outstanding at August 12, 1994

Limited Partnership
Depositary Units                         7,492,905

General Partnership Units:                  1

                  PLM EQUIPMENT GROWTH FUND II
                     (A Limited Partnership)

                         BALANCE SHEETS
                     (thousands of dollars)


                             ASSETS


                                         June 30,    December 31,
                                          1994          1993
Equipment held for
  operating leases                     $ 146,865     $ 149,451
Less accumulated depreciation            (85,975)      (83,035)
  Net equipment                           60,890        66,416

Cash and cash equivalents                 14,206         5,996
Restricted cash                              596         8,178
Accounts receivable, less allowance
  for doubtful accounts of $259
  in 1994 and $235 in 1993                 2,433         2,807
Deferred charges, net of accumulated
  amortization of $1,690 in 1994
  and $1,855 in 1993                         329           489
Prepaid expenses and other assets            274           320

        Total assets                   $  78,728     $  84,206

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

Accounts payable and accrued
  expenses                             $   1,070     $   1,773
Due to affiliates                            216           355
Notes payable                             35,000        35,000
Prepaid deposits and reserve
  for repairs                              5,940         4,216
      Total liabilities                   42,226        41,344

Partners' capital (deficit):

Limited partners (7,492,905
  Depositary Units, including
  1,150 Depositary Units held in
  the Treasury) at June 30, 1994
  and December 31, 1993                   37,488        43,894
General partner                             (986)       (1,032)
      Total partners' capital             36,502        42,862

        Total liabilities and
         partners'capital              $  78,728     $  84,206

         See accompanying notes to financial statements.


                  PLM EQUIPMENT GROWTH FUND II
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
         (thousands of dollars except per unit amounts)

                                       For the three months
                                            ended June 30,
                                         1994         1993
Revenues:
  Lease revenue                        $   6,112     $   7,732
  Interest and other income                  242           102
  Net gain (loss) on
    disposition of equipment                  59          (336)
        Total revenues                     6,413         7,498

Expenses:
  Depreciation and amortization            2,764         3,016
  Management fees to affiliate               312           398
  Repairs and maintenance                  1,259         1,527
  Interest expense                           824           373
  Insurance expense to affiliate             168           276
  Other insurance expense                    291           281
  Marine equipment operating
    expenses                               1,063         1,212
  General and administrative
    expenses to affiliates                   158           154
  Other general and administrative
    expenses                                 368           384
  Bad debt expense                            22            --
  Loss on revaluation of
    equipment                                 --           161
        Total expenses                     7,229         7,782

Net income (loss)                      $    (816)    $    (284)

Partners' share of net
 income (loss):
  Limited Partners                     $  (1,021)    $    (270)
  General Partner                            205           (14)
        Total                          $    (816)    $    (284)

Net income (loss) per Depositary
  Unit (7,492,905 Units, including
  1,150 Units held in Treasury
  at June 30, 1994 and 1993;           $    (.14)    $   (0.04)

Cash distributions                     $   3,155     $   3,156

Cash distributions per
  Depositary Unit                      $    0.40     $    0.40


                                         For the six months
                                           ended June 30,
                                        1994            1993
Revenues:
  Lease revenue                        $  12,281     $  15,430
  Interest and other income                  355           145
  Net gain (loss) on
    disposition of equipment                 640         6,512
        Total revenues                    13,276        22,087

Expenses:
  Depreciation and amortization            5,521         6,578
  Management fees to affiliate               611           783
  Repairs and maintenance                  2,580         2,495
  Interest expense                         1,374           888
  Insurance expense to affiliate             105           611
  Other insurance expense                    346           492
  Marine equipment operating
    expenses                               1,854         2,991
  General and administrative
    expenses to affiliates                   338           348
  Other general and administrative
    expenses                                 546           603
  Bad debt expense                            51            --
  Loss on revaluation of
    equipment                                 --           161
        Total expenses                    13,326        15,950

Net income (loss)                      $     (50)    $   6,137

Partners' share of net income (loss):
  Limited Partners                     $    (412)    $   5,830
  General Partner                            362           307
        Total                          $     (50)    $   6,137

Net income (loss) per Depositary
  Unit (7,492,905 Units, including
  1,150 Units held in Treasury
  at June 30, 1994 and 1993;           $    (.05)    $    0.78

Cash distributions                     $   6,310     $   6,314

Cash distributions per
  Depositary Unit                      $    0.80     $    0.80


         See accompanying notes to financial statements.

                  PLM EQUIPMENT GROWTH FUND II
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                     (thousands of dollars)
                                      For the six months ended
                                              June 30,
                                            1994          1993
Operating activities:
  Net income (loss)                    $     (50)    $   6,137

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Net gain on disposition
       of equipment                         (640)       (6,512)
      Loss on revaluation
       of equipment                           --           161
      Write-off of unamortized
       loan origination costs                305            --
      Depreciation and amortization        5,521         6,578
      Changes in operating assets
       and liabilities
        Accounts receivable, net             468        (1,808)
        Due to affiliates                   (169)          371
        Prepaid expenses and
         other assets                         46           392
        Insurance reimbursement
         receivable                           --         2,665
        Accounts payable and
         accrued expenses                   (703)          167
        Prepaid deposits and
         reserve for repairs               1,724           983
Cash provided by operating
  activities                               6,502         9,134

Investing activities:
  Proceeds from disposition
   of equipment                            1,883        12,512
  Payments of acquisition fees
   to affiliate                               --           (14)
  Payments for purchase
   of equipment                             (501)         (241)
  Payments for capital
   improvements                             (710)            -
  Decrease (increase) in
   restricted cash                         7,582       (11,083)
Cash provided by investing
   activities                              8,254         1,174

Financing activities:
  Principal payments on notes
   payable                                    --        (3,218)
  Cash distributions paid to
   partners                               (6,310)       (6,314)
  Payments of debt issuance costs           (236)          --
  Repurchase of Depositary Units              --           (70)
Cash used in financing activities         (6,546)       (9,602)

Cash and cash equivalents:
Net increase (decrease) in cash
 and cash equivalents                      8,210          706

Cash and cash equivalents at
 beginning of period                       5,996         2,225

Cash and cash equivalents at
 end of period                         $  14,206     $   2,931

Supplemental information:
  Interest paid                        $   1,069     $     895


         See accompanying notes to financial statements.

                  PLM EQUIPMENT GROWTH FUND II
                     (A Limited Partnership)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1994




1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the "Partnership") as of June 30, 1994, the statements of operations for the three and six months ended June 30, 1994 and 1993, and the statements of cash flows for the six months ended June 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, on file at the Securities and Exchange Commission.

2.   Reclassification

     Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.
     Transportation equipment held for operating leases at June 30, 1994 and December 31, 1993 includes equipment previously reported as held for sale.

3.   Restricted Cash

     Under the Partnership's new loan agreement (See Footnote 6 to the Financial Statements), at June 30, 1994, the Partnership is no longer required to deposit proceeds realized on the sale or disposal of equipment into a joint escrow account, to be held for equipment acquisitions or debt paydown only. At December 31, 1993, the Partnership was required to deposit proceeds realized on the sale or disposal of equipment into the joint escrow account, and could only be used for the above mentioned purposes.

4.   Cash Distributions

     Cash distributions are recorded when paid and totaled $6,310,000 for the six months ended June 30, 1994. Cash distributions to unit holders in excess of net income are considered to represent a return of capital. Cash distributions to unit holders of $5,994,000 and $168,000 for the six months ended June 30, 1994 and 1993, respectively, were deemed to be a return of capital.

     Cash distributions of $2,997,000 ($0.40 per Depositary Unit) were declared on June 15, 1994, and are to be paid on August
     15, 1994, to the Unitholders of record as of June 30, 1994.


5.   Equipment

     Equipment held for operating leases is stated at cost. As of June 30, 1994, the General Partner has reclassified assets previously reported as held for sale to equipment held for operating lease, unless the particular asset is subject to a pending contract for sale.

     The components of equipment are as follows (in thousands):

                                      June 30,    December 31,
                                        1994          1993
  Equipment held for operating
   leases:

  Rail equipment                       $  19,800     $  19,800
  Marine containers                       17,573        17,889
  Marine vessels                          29,461        29,461
  Aircraft                                50,644        49,939
  Trailers and tractors                   13,071        16,049
  Mobile offshore drilling unit           16,316        16,313
                                         146,865       149,451
  Less accumulated depreciation          (85,975)      (83,035)

    Net equipment                      $  60,890     $  66,416


     As of June 30, 1994, all equipment in the Partnership portfolio was either on lease or operating in PLM affiliated short-term trailer rental facilities, except for 331 marine containers and one railcar. As of December 31, 1993, 73 marine containers and three railcars were off lease. The aggregate carrying value of equipment off lease was $1,550,000 and $172,001 at June 30, 1994, and December 31, 1993,
     respectively.

     Between January 1, 1994, and June 30, 1994, the Partnership purchased 1,147 used marine containers at a cost of $501,000 and was obligated to pay acquisition and lease negotiation fees of $28,000 to PLM Transportation Equipment Corporation ("TEC"), a wholly-owned subsidiary of the General Partner. Between January 1, 1993, and June 30, 1993, the Partnership purchased 26 trailers at a cost of $241,000 and was obligated to pay acquisition and lease negotiation fees of $14,000 to TEC. In addition, the Partnership had entered into a commitment to purchase a 55% interest in a mobile offshore drilling unit for $12,100,000 (the remaining interest in this equipment is owned by an affiliated partnership) in the second quarter of 1993. In connection with this commitment, the Partnership was required to reimburse TEC for a deposit of $1,210,000 towards the purchase of this equipment. The Partnership was also obligated to pay acquisition and lease negotiation fees totaling $400,000 to TEC. The total amount of deposits and fees is included on the June 30, 1993, Balance Sheet as equipment acquisition deposits. The Partnership completed the purchase of this equipment during July 1993.

     During the six months ended June 30, 1994, the Partnership sold or disposed of 189 marine containers and 262 trailers with a net book value of $1.2 million, for proceeds of $1.9 million. For the six months ended June 30, 1993, the Partnership sold or disposed of 146 marine containers, 588 railcars, two marine vessels, 23 tractors and 51 trailers with a net book value of $6.7 million, and unused drydock reserves of $0.7 million, for proceeds of $12.5 million.

6.   Notes Payable

     On March 31, 1994, the Partnership completed a refinancing of its $35 million bank loan that was due on September 30, 1995.

     The new $35 million loan facility is unsecured and non-recourse, limits additional borrowings and specifies covenants related to collateral coverage, fixed charge coverage and ratios for market value and composition of the equipment owned by the Partnership. The loan facility bears interest at LIBOR + 1.55% per annum (5.425% at June 30, 1994) and is payable quarterly in arrears. Principal is payable in annual installments of $4 million on March 31, 1996 and 1997, $9 million on March 31, 1998 and 1999, and a final payment of $9 million on March 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A)  Sources

     The Partnership's primary source of liquidity is operating cash flow. The Partnership's level of operating cash flow has declined from 1993 levels due in part to depressed conditions in certain equipment markets (see "Trends" below) that have impacted re-leasing rates, and the sale of certain partnership equipment.
     The Partnership uses net operating cash flow primarily to pay cash distributions to the Partners and, to the extent available, to add to working capital reserves. Proceeds realized from the sale or disposal of equipment may be used for the purchase of additional equipment, or the repayment of outstanding debt. The Partnership's sources of capital include proceeds from its initial public offering of limited partnership units, debt financing, and during the reinvestment phase of the partnership, excess net cash flow from operations remaining after a certain level of distributions has been made to the Limited Partners.
     On March 31, 1994, the Partnership completed a refinancing of its $35 million bank loan that was due on September 30, 1995. The new debt comprises notes payable of $35 million, and the corresponding loan agreements require the Partnership to maintain a minimum debt coverage ratio based on the fair market value of equipment, a minimum fixed charge coverage ratio, and discourages over-concentration in any one equipment type. The loan facility bears interest at LIBOR + 1.55% per annum (5.425% at June 30, 1994) and is payable quarterly in arrears. Principal is payable in annual installments of $4 million on March 31, 1996 and 1997, $9 million on March 31, 1998 and 1999, and a final payment of $9 million on March 31, 2000. The Partnership is currently in compliance with the debt covenants.

(B)  Asset Sales and Purchases
     Equipment sales and dispositions prior to the Partnership's planned liquidation phase can result from a performance-based decision by the General Partner or, in some cases, an election of the lessee provided for in certain lease agreements. Additionally, certain lessees are required to pay stipulated loss values on equipment lost or disposed of during the term of the lease agreement. The General Partner intends to use the proceeds realized either from the selective sale of assets or the incidental disposal of equipment to invest in additional equipment during the reinvestment phase of Partnership operations, and subsequent to that phase, to distribute such proceeds to the Partners or pay down debt.
     During the six months ended June 30, 1994, the Partnership purchased 1,147 used marine containers at a cost of $0.5 million, and disposed of 189 marine containers and 262 trailers for proceeds of $1.9 million.
     As of June 30, 1994, the Partnership had committed to purchase a group of new marine containers for $5.5 million. The Partnership also purchased thirteen used trailers for $0.3 million on July 29, 1994.
     Except as stated above, the General Partner has no additional planned expenditures but anticipates available cash will be invested in equipment as appropriate opportunities are identified. Additionally, the General Partner is not aware of any contingencies that would require capital resources other than those provided by operating cash flow and sales and liquidation proceeds.
(C)  Depositary Unit Repurchase Plan
     On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. As of June 30, 1994, the Partnership had cumulatively repurchased 6,700 Depositary Units at a cost of $70,000.
(D)  Market Values

     The General Partner prepares an evaluation of the fair market value and net realizable value of the Partnership's equipment portfolio at least annually, using, among other sources, independent third-party appraisals, values reported in trade publications, and comparative values from arms-length transactions for similar equipment. Concurrently, the General Partner evaluates whether the current fair market value of equipment represents the effects of the current market conditions or permanent impairment of value (e.g., technological obsolescence or regulatory changes, etc.). Equipment whose carrying value is determined to be permanently impaired, without possibility of being leased at an acceptable rate, has its book value adjusted to the estimated net realizable value. Uncertain market conditions have caused the General Partner to continuously monitor the changes in market values for Partnership equipment, and on occasion, the General Partner has made adjustments to Partnership equipment values that reflect this volatility. While there has continued to be a general decline in certain market values, the total fair market value of the assets still exceeds the Partnership's carrying value. No adjustments to reflect impairment of equipment carrying values were required in the second quarter of 1994.

Comparison of the Partnership's Operating Results for the Three
Months Ended June 30, 1994 and 1993

(A)  Revenues

     Total revenues for the quarter ended June 30, 1994, of $6.4 million declined from $7.5 million for the same period in 1993. This decrease resulted primarily from lower lease revenue.
(1) Lease revenues decreased to $6.1 million in the quarter ended June 30, 1994, from $7.7 million in the same period in 1993, primarily as a result of:
     (a) declines of $1.7 million in marine vessel revenues due to the sale of one marine vessel in the fourth quarter 1993, which was on a voyage charter during the second quarter of 1993;
     (b) declines of $0.3 million in container revenues due to the liquidation of 305 marine containers in 1993, and 189 marine containers in the first six months of 1994;
     (c) declines of $0.1 million in railcar revenues due to the sale of 639 railcars during 1993;
     (d) an increase of $0.5 million in mobile offshore drilling unit ("Rig") revenue due to the acquisition of a 55% interest in the Rig during the third quarter of 1993.
(2) Net gain on disposition of equipment during the second quarter of 1994 totaled $59,000 from the sale or disposal of a trailer and 94 marine containers with a net book value of $139,000. During the same period in 1993, the Partnership sold or disposed of four railcars, 60 tractors and trailers, and 94 marine containers with a net book value of $0.7 million for proceeds of $0.4 million (See Footnote 5 to the financial statements).
(B)  Expenses
     Total expenses for the quarter ended June 30, 1994, decreased to $7.2 million from $7.8 million for the same period in 1993. The decrease in 1994 expenses was primarily attributable to decreases in depreciation expense, repairs and maintenance, and marine vessel operating expenses.
(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $2.8 million in the second quarter of 1994 from $3.3 million in the same period in 1993. This decrease resulted from:
     (a) decreases of $0.3 million in repairs and maintenance costs from 1993 levels resulting from the sale of a marine vessel in the fourth quarter of 1993;
     (b) a decrease of $0.2 million in marine vessel operating expenses due to the sale of a marine vessel in the fourth quarter of 1993.
(2) Indirect operating expenses (defined as depreciation expense, management fees,interest expense, general and administrative expenses, and bad debt expense) increased to $4.4 million in the second quarter of 1994 from $4.3 million in the same period in 1993. This decrease resulted from:
     (a) an increase of $0.4 million in interest expense from a $0.3 million write-off of unamortized loan origination costs due to the refinancing of the Partnership's debt and a $0.1 million increase resulting from a higher base rate of interest charged on the Partnership's debt;
     (b) decreases in depreciation expense of $0.3 million from 1993 levels, reflecting the Partnership's double-declining depreciation method and the effect of asset sales in 1993 and 1994, partially offset by the acquisition of the Rig in July 1993.
(C)  Net Loss
     The Partnership's net loss of $0.8 million for the second quarter of 1994 increased from a net loss of $0.3 million in the same period of 1993. The Partnership's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter 1994 is not necessarily indicative of future periods. In the second quarter 1994, the Partnership distributed $3.0 million to the Limited Partners, or $0.40 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Six
Months Ended June 30, 1994 and 1993

(A)  Revenues

     Total revenues for the six months ended June 30, 1994, of $13.3 million declined from $22.1 million for the same period in 1993. This decrease resulted primarily from lower gains realized on the disposition of assets and from lower lease revenue.
(1) Lease revenues decreased to $12.3 million in the six months ended June 30, 1994 from $15.4 million in the same quarter of 1993, primarily as a result of:
     (a) declines of $3.1 million in marine vessel revenues due to the sale of three on-lease vessels during the first and fourth quarters of 1993;
     (b) declines of $0.5 million in railcar revenues due to the sale of 639 railcars during 1993;
     (c) declines of $0.4 million in container revenues due to the liquidation of 305 marine containers in 1993, and 189 marine containers in the first six months of 1994;
     (d) an increase of $0.9 million in mobile offshore drilling unit ("Rig") revenue due to the acquisition of a 55% interest in a Rig during the third quarter of 1993.
(2) Net gain on disposition of equipment during the six months ended June 30, 1994, totaled $0.6 million from the sale or disposal of 262 trailers and 189 marine containers with a net book value of $1.2 million, for proceeds of $1.9 million. During the same period in 1993, the Partnership sold or disposed of two marine vessels, 588 railcars, 74 tractors and trailers, and 146 marine containers with a net book value of $6.7 million and unused drydock reserves of $0.7 million, for proceeds of $12.5 million (See Footnote 5 to the Financial Statements).
(B)  Expenses
     Total expenses for the six months ended June 30, 1994, decreased to $13.3 million from $15.9 million for the same period in 1993. The decrease in 1994 expenses was primarily attributable to decreases in depreciation expense, marine vessel operating expenses, and insurance expense.
(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $4.9 million for the six months ended June 30, 1994, from $6.6 million in the same period of 1993. This decrease resulted from:
     (a) decreases of $0.6 million in the cost of marine vessel insurance resulted from the sale of three marine vessels in 1993, and refund of a $0.2 million from an insurance pool that the Partnership's marine vessels participate in due to lower than estimated insurance claims in the pool;
     (b) decreases of $1.1 million in marine vessel operating expenses due to the sale of three marine vessels in 1993. This decrease was partially offset by increased operating costs for three marine vessels which operated under leases (voyage charters and utilization-based pooling arrangements) in which the Partnership paid costs not incurred when the vessels operated under time charters in the similar period one year earlier.
(2) Indirect operating expenses (defined as depreciation expense, management fees,interest expense, general and administrative expenses, and bad debt expense) decreased to $8.4 million for the six months ended June 30, 1994, from $9.2 million in the same period of 1993. This decrease resulted primarily from:
     (a) a decrease in depreciation expense of $1.1 million from 1993 levels, reflecting the Partnership's double-declining balance depreciation method and the effect of asset sales in 1993 and 1994, partially offset by the acquisition of the Rig in July 1993;
     (b) an increase in interest expense of $0.5 million from a $0.3 million write-off of unamortized loan origination costs due to the refinancing of the Partnership's debt, and a $0.2 million increase from a higher base rate of interest charged on the Partnership's debt during 1994, offset by a reduction in the amount of debt outstanding when compared to the same period in 1993;
     (c) a decrease of $0.2 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1994 as compared to 1993.
(C)  Net Income (Loss)
     The Partnership's net loss of $50,000 for the six months ended June 30, 1994, decreased from a net income of $6.1 million for the same period in 1993. The Partnership's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first six months of 1994 is not necessarily indicative of future periods. In the first six months of 1994, the Partnership distributed $6.0 million to the Limited Partners, or $0.80 per Depositary Unit.

Trends

     Due in part to continuing recessionary conditions in Europe and Japan over the last year, and low oil and gas prices, the markets for certain types of transportation equipment, primarily mobile offshore drilling units, marine containers and vessels are performing below historic norms. These conditions have resulted in lower lease rates and reduced values for these types of equipment, and have correspondingly significantly impacted Partnership cash flow. The General Partner will closely monitor the effects of these factors on the Partnership's financial condition, and as stated previously, take appropriate actions regarding underperforming equipment.
     The return of lease rates on certain types of equipment to their historical levels is dependent on a number of factors including improved international economic conditions, the absence of technological obsolescence, new government regulations, increased industry- specific demand, and the increased availability of financing.
     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal and cash distributions to acquire additional equipment during the first seven years of Partnership operations.

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


                              PLM EQUIPMENT FUND II



                         By:  PLM Financial Services, Inc.
                              General Partner



Date:  August 12, 1994   By:  /s/ David J. Davis
                              David J. Davis
                              Vice President and
                              Corporate Controller