Form 10-Q
period 1994-09-30
PLM EQUIPMENT GROWTH FUND II
filed 1994-11-14
CIK 812072

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q


    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal quarter ended September 30, 1994.

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from              to

                         Commission file number 33-32258
                             _______________________

                          PLM EQUIPMENT GROWTH FUND II
             (Exact name of registrant as specified in its charter)

         California                        94-3041013
    (State or other jurisiction of      (I.R.S. Employer
    incorporation or organization       Identification No.)

    One Market, Steuart Street Tower
    Suite 900, San Francisco, CA       94105-1301
    (Address of principal              (Zip code)
    executive offices)

        Registrant's telephone number, including area code (415) 974-1399
                             _______________________
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the last practicable date:

          Class                               Outstanding at November 11, 1994

    Limited Partnership Depositary Units               7,492,905
    General Partnership Units                                  1
    Limited Partnership Units
    General Partnership Units



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                                 BALANCE SHEETS
                             (thousands of dollars)
                                     ASSETS


                                          September 30,        December 31,
                                               1994                 1993
Equipment held for operating leases         $    124,750      $    149,451
Less accumulated depreciation                    (72,739)          (83,035)
  Net equipment                                   52,011            66,416

Cash and cash equivalents                         18,257             5,996
Restricted cash                                      382             8,178
Accounts receivable, less allowance
  for doubtful accounts of $260 in 1994
  and $235 in 1993                                 2,623             2,807
Deferred charges, net of accumulated
  amortization of $1,717 in 1994
  and $1,855 in 1993                                 336               489
Prepaid expenses and other assets                    110               320

        Total assets                        $     73,719      $     84,206


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses       $      1,297      $      1,773
Due to affiliates                                    314               355
Notes payable                                     35,000            35,000
Prepaid deposits and reserve for repairs           3,577             4,216
      Total liabilities                           40,188            41,344

Partners' capital (deficit):

Limited Partners (7,492,905 Depositary Units,
  including 1,150 Depositary Units held in the
  Treasury) at September 30, 1994
  and December 31, 1993                           34,256            43,894
General Partner                                     (725)           (1,032)
      Total partners' capital                     33,531            42,862

        Total liabilities and partners'
          capital                           $     73,719      $     84,206


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                 (thousands of dollars except per unit amounts)
                                For the three months     For the nine months
                               ended September 30,     ended September 30,
                                   1994     1993        1994        1993
Revenues:
  Lease revenue                $     5,983$    7,357 $    18,263$    22,787
  Interest and other income            175        53         531        198
  Net gain on disposition of
    equipment                          125         38         765      6,550
        Total revenues               6,283     7,448      19,559     29,535

Expenses:
  Depreciation and amortization      2,710     3,514       8,231     10,092
  Management fees to affiliate         299       365         911      1,148
  Interest expense                     569       408       1,942      1,296
  Insurance expense to affiliate       135       243         239        854
  Other insurance expense              158       162         505        662
  Repairs and maintenance              770     1,461       3,350      3,956
  Marine equipment operating
    expenses                         1,074     1,097       2,929      4,108
  General and administrative
    expenses to affiliates             185       247         522        595
  Other general and administrative
    expenses                           194       314         741        889
  Bad debt expense                       5        --          55         --
  Loss on revaluation of
    equipment                           --        --          --        161
        Total expenses               6,099      7,811      19,425     23,761

Net income (loss)              $       184$     (363) $       134$     5,774

Partners' share of net income (loss):
  Limited Partners             $      (234)$     (521) $      (646)$     5,300
  General Partner                    418         158         780        474
        Total                  $       184$     (363) $       134$     5,774

Net income (loss) per Depositary
  Unit (7,492,905 Units, including
  1,150 Units held in Treasury
  at September 30, 1994 and 1993;$     (0.03)$    (0.06) $     (0.09)$      0.70

Cash distributions             $     3,155$    3,196 $     9,465$     9,510

Cash distributions per
  Depositary Unit              $      0.40$     0.40 $      1.20$      1.20

                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                                     For the nine months ended
                                                           September 30,
                                                       1994            1993
Operating activities:
  Net income                                       $        134   $     5,774
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Net gain on disposition of equipment                 (765)         (6,550)
      Loss on revaluation of equipment                       --           161
      Write-off of unamortized loan origination costs       305            --
      Depreciation and amortization                       8,231        10,092
      Changes in operating assets and liabilities
        Restricted cash                                     (91)          (14)
        Accounts receivable, net                            278        (1,491)
        Due to affiliates                                  (146)           68
        Prepaid expenses and other assets                   210           354
        Insurance reimbursement receivable                   --         2,661
        Accounts payable and accrued expenses              (636)          219
        Prepaid deposits and reserve for repairs          1,561         1,822
Cash provided by operating activities                     9,081        13,096

Investing activities:
  Proceeds from disposition of equipment                  9,782        12,796
  Payments of acquisition-related fees to affiliate         (93)         (565)
  Payments for purchase of equipment                     (3,949)      (12,343)
  Payments for capital improvements                        (725)           --
  Payments for lease negotiation fees                       (21)           --
  Decrease in restricted cash                             7,887         1,524
Cash provided by investing activities                    12,881         1,412

Financing activities:
  Proceeds from note payable                             35,000            --
  Principal payments on notes payable                   (35,000)       (3,218)
  Cash distributions paid to partners                    (9,465)       (9,510)
  Payments of debt issuance costs                          (236)          --
  Repurchase of Depositary Units                             --           (70)
  Payment for loan fees                                      --           (50)
Cash used in financing activities                        (9,701)      (12,848)

Cash and cash equivalents:
Net increase in cash and cash equivalents                12,261         1,660

Cash and cash equivalents at beginning of period          5,996         2,225

Cash and cash equivalents at end of period         $     18,257   $     3,885

Supplemental information:
  Interest paid                                    $      1,638   $     1,312


                 See accompanying notes to financial statements.

                 PLM EQUIPMENT GROWTH FUND II
                    (A Limited Partnership)
                 NOTES TO FINANCIAL STATEMENTS
                      September 30, 1994




1.      Opinion of Management

        In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the "Partnership") as of September 30, 1994, the statements of operations for the three and nine months ended September 30, 1994 and 1993, and the statements of cash flows for the nine months ended September 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, on file at the Securities and Exchange Commission.

2.      Reclassification

        Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation. Transportation equipment held for operating leases at September 30, 1994, and December 31, 1993, includes equipment previously reported as held for sale.

3.      Restricted Cash

        Under the Partnership's new loan agreement (See Footnote 6 to the Financial Statements), at September 30, 1994, the Partnership is no longer required to deposit proceeds realized on the sale or disposal of equipment into a joint escrow account, to be held for equipment acquisitions or debt paydown only. At December 31, 1993, the Partnership was required to deposit proceeds realized on the sale or disposal of equipment into the joint escrow account, and the proceeds could only be used for the above-mentioned purposes.

4.      Cash Distributions

        Cash distributions are recorded when paid and totaled $9,465,000 and $3,155,000 for the nine and three months ended September 30, 1994, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $8,992,000 and $3,734,000 for the nine months ended September 30, 1994, and 1993, respectively, were deemed to be a return of capital.

        Cash distributions of $2,997,000 ($0.40 per Depositary
        Unit) were declared on September 14, 1994, and are to be paid on November 15, 1994, to the unitholders of record as of September 30, 1994.

                 PLM EQUIPMENT GROWTH FUND II
                    (A Limited Partnership)
                 NOTES TO FINANCIAL STATEMENTS
                      September 30, 1994



5.      Equipment


        Equipment held for operating leases is stated at cost. As of September 30, 1994, the General Partner reclassified assets shown as held for sale at December 31, 1993, to equipment held for operating lease, unless the particular asset is subject to a pending contract of sale.

        The components of equipment are as follows (in thousands):

                                                September 30,  December 31,
                                                     1994         1993

Equipment held for operating leases:

     Rail equipment                             $     19,768   $    19,800
     Marine containers                                18,476        17,889
     Marine vessels                                    4,702        29,461
     Aircraft                                         50,644        49,939
     Trailers and tractors                            14,844        16,049
     Mobile offshore drilling unit                    16,316        16,313
                                                     124,750       149,451
     Less accumulated depreciation                   (72,739)      (83,035)

        Net equipment                           $     52,011  $     66,416


   As of September 30, 1994, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 337 marine containers. As of December 31, 1993, 73 marine containers and three railcars were off lease. The aggregate carrying value of equipment off lease was $1,520,000 and $172,000 at September 30, 1994, and December 31, 1993, respectively.

   Between January 1, 1994, and September 30, 1994, the Partnership purchased 1,959 used marine containers and 113 trailers at a cost of $3,949,000 and was obligated to pay acquisition and lease negotiation fees of $217,000 (of which $114,000 has been paid) to PLM Transportation Equipment Corporation ("TEC"), a wholly-owned subsidiary of the General Partner. Between January 1, 1993, and September 30, 1993, the Partnership purchased 26 trailers at a cost of $241,000 and was obligated to pay acquisition and lease negotiation fees of $14,000 to TEC. In addition, the Partnership purchased a 55% interest in a mobile offshore drilling unit for $12,100,000 (the remaining interest in this equipment is owned by an affiliated partnership). In connection with this purchase, the Partnership was obligated to pay acquisition and lease negotiation fees of $666,000 (of which $451,000 has been paid) to TEC.

   During the nine months ended September 30, 1994, the Partnership sold or disposed of 328 marine containers, two railcars, 266 trailers, and two marine vessels with a net book value of $11.1 million, and unused drydock reserves and closing costs of $2.0 million, for proceeds of $9.8 million. For the nine months ended September 30, 1993, the Partnership sold or disposed of 237 marine containers, 639 railcars, two marine vessels, 23 tractors and 54 trailers with a net book value of $7.0 million, and unused drydock reserves of $0.7 million, for proceeds of $12.8 million.

                 PLM EQUIPMENT GROWTH FUND II
                    (A Limited Partnership)
                 NOTES TO FINANCIAL STATEMENTS
                      September 30, 1994



6.      Notes Payable

   On March 31, 1994, the Partnership completed a refinancing of its $35 million bank loan which was due on September 30, 1995.


   The new $35 million loan facility is unsecured and non-recourse, limits additional borrowings, and specifies covenants related to collateral coverage, fixed charge coverage, ratios for market value, and composition of the equipment owned by the Partnership. The loan facility bears interest at LIBOR + 1.55% per annum (6.36% at September 30,
   1994) and is payable quarterly in arrears. Principal is payable in annual installments of $4 million on March 31, 1996 and 1997, $9 million on March 31, 1998 and 1999, and a final payment of $9 million on March 31, 2000.

7.      Subsequent Event

   During November 1994, the Partnership purchased for $8.0 million, 536 piggyback trailers, which are currently on lease with Kankakee, Beaverville and Southern Railroad Company.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A)     Sources

   The Partnership's primary source of liquidity is operating cash flow. The Partnership's level of operating cash flow has declined from 1993 levels due in part to depressed conditions in certain equipment markets (see "Trends" below) that have impacted re-leasing rates, and the sale of certain partnership equipment.
   The Partnership uses net operating cash flow primarily to pay cash distributions to the Partners and, to the extent available, to add to working capital reserves. Proceeds realized from the sale or disposal of equipment may be used for the purchase of additional equipment or the repayment of outstanding debt. The Partnership's sources of capital include proceeds from its initial public offering of limited partnership units, debt financing, and during the reinvestment phase of the Partnership, excess net cash flow from operations remaining after a certain level of distributions has been made to the Limited Partners.
   On March 31, 1994, the Partnership completed a refinancing of its $35 million bank loan which was due on September 30,
1995.   The new debt comprises notes  payable of  $35 million,
and the corresponding loan agreements require the Partnership to maintain a minimum debt coverage ratio based on the fair market value of equipment, a minimum fixed charge coverage ratio, and limits over-concentration in any one equipment type. The loan facility bears interest at LIBOR + 1.55% per annum (6.36% at September 30, 1994) and is payable quarterly in arrears. Principal is payable in annual installments of $4 million on March 31, 1996 and 1997, $9 million on March 31, 1998 and 1999, and a final payment of $9 million on March 31, 2000. The Partnership is currently in compliance with the debt covenants.

(B)     Asset Sales and Purchases
   Equipment sales and dispositions prior to the Partnership's planned liquidation phase can result from a performance-based decision by the General Partner or, in some cases, an election of the lessee provided for in certain lease agreements. Additionally, certain lessees are required to pay stipulated loss values on equipment lost or disposed of during the term of the lease agreement. The General Partner intends to use the proceeds realized either from the selective sale of assets or the incidental disposal of equipment to invest in additional equipment during the reinvestment phase of Partnership operations, and subsequent to that phase, to distribute such proceeds to the Partners or pay down debt.
Proceeds from these sales, together with excess net operating cash flow from operations that remains after cash distributions have been made to the Limited Partners, will be used to acquire additional equipment throughout the intended seven year reinvestment phase for the Partnership which ends September 30, 1995.
   During the nine months ended September 30, 1994, the Partnership purchased 1,959 marine containers and 113 trailers at a cost of $3.9 million, and disposed of 328 marine containers, two railcars, 266 trailers, and two marine vessels for proceeds of $9.8 million.
   In November, 1994, the Partnership also purchased for $8.0 million, 536 piggyback trailers which are currently on lease with Kankakee, Beaverville and Southern Railroad Company.
Except as stated above, the General Partner has no additional planned expenditures but anticipates available cash will be invested in equipment as appropriate opportunities are identified. Additionally, the General Partner is not aware of any contingencies that would require capital resources other than those provided by operating cash flow and sales and liquidation proceeds.
(C)     Depositary Unit Repurchase Plan
   On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. As of September 30, 1994, the Partnership had cumulatively repurchased 6,700 Depositary Units at a cost of $70,000. In October, a total of 1,800 units were repurchased at a cost of $21,000.
(D)     Market Values

   The General Partner prepares an evaluation of the fair market value and net realizable value of the Partnership's equipment portfolio at least annually, using, among other sources, independent third-party appraisals, values reported in trade publications, and comparative values from arms-length transactions for similar equipment. Concurrently, the General Partner evaluates whether the current fair market value of equipment represents the effects of current market conditions or permanent impairment of value (e.g., technological obsolescence or regulatory changes, etc.). Equipment whose carrying value is determined to be permanently impaired, without possibility of being leased at an acceptable rate, has its book value adjusted to its estimated net realizable value. Uncertain market conditions have caused the General Partner to continuously monitor the changes in market values for Partnership equipment, and on occasion, the General Partner has made adjustments to Partnership equipment values to reflect this volatility. While there has continued to be a general decline in certain market values, the total fair market value of the assets still exceeds the Partnership's carrying value. No adjustments to reflect impairment of equipment carrying values were required in the nine months ended September 30, 1994.
Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1994 and 1993

(A)     Revenues

   Total revenues of $6.3 million for the quarter ended September 30, 1994, declined from $7.4 million for the same period in 1993. This decrease resulted primarily from lower lease revenue.
(1) Lease revenues decreased to $6.0 million in the quarter ended September 30, 1994, from
$7.4 million in the same period in 1993. The following table lists lease revenues earned by equipment type:

                                             For the three months ended
                                                     September 30,
                                                1994             1993

       Marine vessels                        $      1,653  $      2,942
       Rail equipment                               1,202         1,183
       Aircraft                                     1,171         1,244
       Trailers and tractors                          899           895
       Mobile offshore drilling units                 643           482
       Marine containers                              415           611
                                             $      5,983   $     7,357


Significant revenue component changes from quarter to quarter resulted primarily from:

    (a) declines of $1.3 million in marine vessel revenues due to the sale of one marine vessel in the fourth quarter 1993, which was on a voyage charter during the third quarter of 1993, and lower re-lease charter rates for two vessels which were sold at the end of the third quarter of 1994;
   (b) declines of $0.2 million in marine container revenues primarily due to a group of marine containers which were on-lease in the third quarter of 1993, but off-lease in 1994, offset, in part, by revenue earned on the 1,959 containers purchased in 1994;
   (c) an increase of $0.2 million in mobile offshore drilling unit ("rig") revenue due to a full quarter of revenue received in 1994 compared to a partial quarter in 1993. The acquisition of a 55% interest in the rig occurred during July 1993;
   (d) declines of $0.1 million in aircraft revenue due to the sale of an aircraft in the fourth quarter of 1993.
(2) Net gain on disposition of equipment during the third quarter of 1994 totaled $0.1 million from the sale or disposal of four trailers, 144 marine containers, two railcars, and two marine vessels with a net book value of $9.9 million, and unused drydock reserves and closing costs of $2.0 million, for proceeds of $8.0 million. During the same period in 1993, the net gain on disposition of equipment was $0.04 million from the sale or disposal of 51 railcars, three tractors and trailers, and 91 marine containers with a net book value of $0.25 million, for proceeds of $0.29 million.

(B)     Expenses
   Total expenses for the quarter ended September 30, 1994, decreased to $6.1 million from $7.8 million for the same period in 1993. The decrease in 1994 expenses was primarily attributable to decreases in depreciation expense, repairs and maintenance, and overall general and administrative expenses.
(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $2.1 million in the third quarter of 1994, from $3.0 million in the same period in 1993. This decrease resulted from:
   (a) decreases of $0.7 million in repairs and maintenance costs from 1993 levels resulted from the sale of a marine vessel in the fourth quarter of 1993;
   (b) decreases of $0.1 million in the cost of marine vessel insurance resulted from the sale of three vessels in 1993.
(2) Indirect operating expenses (defined as depreciation expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $4.0 million in the third quarter of 1994 from $4.8 million in the same period in 1993. This decrease resulted from:
   (a) decreases in depreciation expense of $0.8 million from 1993 levels, reflecting the Partnership's double-declining depreciation method and the effect of asset sales in 1993 and 1994, partially offset by the acquisition of the rig in July 1993;
   (b) decreases in all general and administrative expenses of $0.2 million from 1993 levels due to reduced professional services required by the Partnership and lower storage expenses incurred by two aircraft which were off-lease in the third quarter of 1993;
   (c) decreases of $0.1 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1994 as compared to 1993;
   (d) increases of $0.2 million in interest expense resulting from a higher base rate of interest charged on the Partnership's debt.

(C)     Net Income (Loss)
   The Partnership's net income of $0.2 million for the third quarter of 1994 increased from a net loss of $0.4 million in the same period of 1993. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the third quarter 1994 is not necessarily indicative of future periods. In the third quarter 1994, the Partnership distributed $3.0 million to the Limited Partners, or $0.40 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Nine
Months Ended September 30, 1994 and 1993

(A)     Revenues

   Total revenues of $19.6 million for the nine months ended September 30, 1994, declined from $29.5 million for the same period in 1993. This decrease resulted primarily from lower gains realized on the disposition of assets and from lower lease revenue.
(1) Lease revenues decreased to $18.3 million in the nine months ended September 30, 1994 from $22.8 million in the same quarter of 1993. The following table lists lease revenues earned by equipment type:

                                           For the nine months ended
                                                     September 30,
                                                 1994             1993

       Marine vessels                        $      5,142  $      9,496
       Aircraft                                     3,771         3,774
       Rail equipment                               3,619         4,162
       Trailers and tractors                        2,590         2,638
       Mobile offshore drilling units               1,852           775
       Marine containers                            1,289         1,942
                                             $     18,263   $    22,787



Significant revenue component changes resulted primarily from:
    (a) declines of $4.4 million in marine vessel revenues due to the sale of three on-lease vessels during the first and fourth quarters of 1993 and lower re-lease charter rates for two vessels which were sold at the end of the third quarter of 1994;
   (b) declines of $0.5 million in railcar revenues due to the sale of 639 railcars during 1993;
   (c) declines of $0.7 million in marine container revenues primarily due to a group of marine containers which were on lease in 1993, but off-lease in 1994, offset, in part, by revenue earned on 1,959 marine containers purchased in 1994;
   (d) although aircraft revenues remained relatively the same, revenues decreased due to the sale of an aircraft in the fourth quarter of 1993. This decrease was offset entirely by the re-lease of an aircraft which was off-lease for most of 1993;
   (e) increases of $1.1 million in mobile offshore drilling unit ("rig") revenue due to the acquisition of a 55% interest in a rig during July of 1993.
(2) Net gain on disposition of equipment during the nine months ended September 30, 1994, totaled $0.8 million from the sale or disposal of 266 trailers, 328 marine containers, two railcars, and two marine vessels with a net book value of $11.1 million, and unused drydock reserves and closing costs of $2.0 million, for proceeds of $9.8 million. During the same period in 1993, the Partnership sold or disposed of two marine vessels, 639 railcars, 77 tractors and trailers, and 237 marine containers with a net book value of $7.0 million and unused drydock reserves of $0.7 million, for proceeds of $12.8 million (See Footnote 5 to the Financial Statements).
(B)     Expenses
   Total expenses for the nine months ended September 30, 1994, decreased to $19.4 million from $23.8 million for the same period in 1993. The decrease in 1994 expenses was primarily attributable to decreases in depreciation expense, marine vessel operating expenses, and insurance expense, partially offset by an increase in interest expense.
(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $7.0 million for the nine months ended September
30, 1994, from $9.6 million in the same period of 1993. This decrease resulted from:
   (a) decreases of $0.8 million insurance expense which resulted primarily from the sale of three marine vessels in 1993 and a refund of $0.2 million from an insurance pool which the Partnership's marine vessels participate in, due to lower than estimated insurance claims in the pool;
   (b) decreases of $1.2 million in marine vessel operating expenses due to the sale of three marine vessels in 1993. This decrease was offset by increased operating costs for three marine vessels which operated under leases (voyage charters and utilization-based pooling arrangements) in which the Partnership paid costs not incurred when the vessels operated under time charters in the similar period one year earlier;
   (c) decreases of $0.6 million in repairs and maintenance expenses due to the sale of three marine vessels in 1993, offset by increases in trailer expenses resulting from the increased number of trailers coming off term leases which required refurbishment prior to transitioning to short-term rental facilities operated by an affiliate of the General Partner.
(2) Indirect operating expenses (defined as depreciation expense, management fees,interest expense, general and administrative expenses, and bad debt expense) decreased to $12.4 million for the nine months ended September 30, 1994, from $14.0 million in the same period of 1993. This decrease resulted primarily from:
   (a) decreases in depreciation expense of $1.8 million from 1993 levels, reflecting the Partnership's double-declining balance depreciation method and the effect of asset sales in 1993 and 1994, partially offset by the acquisition of the rig in July 1993;
   (b) decreases of $0.2 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1994 as compared to 1993;
   (c) decreases in general and administrative expenses of $0.2 million from 1993 levels due to reduced professional services required by the Partnership and lower storage expenses for two aircraft which were off-lease for most of 1993;
   (d) increases in interest expense of $0.6 million from a $0.3 million write-off of unamortized loan origination costs due to the refinancing of the Partnership's debt and a $0.3 million increase due to a higher base rate of interest charged on the Partnership's debt during 1994, offset by a reduction in the amount of debt outstanding when compared to the same period in 1993.
(C)     Net Income
   The Partnership's net income of $0.1 million for the nine months ended September 30, 1994, decreased from a net income of $5.8 million for the same period in 1993. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the nine months of 1994 is not necessarily indicative of future periods. In the nine months of 1994, the Partnership distributed $9.0 million to the Limited Partners, or $1.20 per Depositary Unit.

Trends

   Due in part to continuing recessionary conditions in Europe and Japan over the last year and low oil and gas prices, the markets for certain types of transportation equipment, primarily mobile offshore drilling units, marine containers, and vessels are performing below historic norms. These conditions have resulted in lower lease rates and reduced values for these types of equipment and have significantly impacted the Partnership's cash flow. The General Partner will closely monitor the effects of these factors on the Partnership's financial condition, and as stated previously, take appropriate actions regarding underperforming equipment.
   The return of lease rates on certain types of equipment to their historical levels may be dependent on a number of factors including improved international economic conditions, the absence of technological obsolescence, new government regulations, increased industry-specific demand, and the increased availability of financing.
   The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions, to acquire additional equipment during the first seven years of Partnership operations which ends September 30, 1995. The General Partner believes these acquisitions, if any, may generate additional earnings and cash flow for the Partnership.

                  PART II - OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

        (a)  Exhibits

               None.

        (b)  Reports on Form 8-K

               None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                 PLM EQUIPMENT FUND II



                                 By:  PLM Financial Services,
                                 Inc.
                                 General Partner




Date:  November 11, 1994              By:
                                           David J. Davis

                                           Vice President and

                                           Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   PLM EQUIPMENT FUND II



                                   By:  PLM Financial Services,
                                   Inc. General Partner




Date:  November 11, 1994           By:  /s/ David J. Davis
                                        David J. Davis
                                        Vice President and
                                        Corporate Controller