Form 10-K
PLM EQUIPMENT GROWTH FUND II
filed 1995-03-27
CIK 812072

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                -------------------
                                                     FORM 10-K

         [x]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1994.

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from              to

                                          Commission file number 1-10553
                                              -----------------------

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

       Registrant's telephone number, including area code (415) 974-1399
                            -----------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate   market   value  of  Limited   Partnership   Units  held  by
non-affiliates of the Registrant as of March 24, 1995 was $70,837,000.

         Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

                           Class                  Outstanding at March 24, 1995
         Limited Partnership Depositary Units     7,454,505

         General Partnership Units:               1

         An index of exhibits filed with this Form 10-K is located at page 50. Total number of pages in this report: 54

                                                      PART I

ITEM 1.       BUSINESS

(A)     Background

On April 2, 1987, PLM Financial Services, Inc. ("FSI" or the "General Partner"), a wholly-owned subsidiary of PLM International, Inc. ("PLM International"), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 limited partnership units (the "Units") in PLM Equipment Growth Fund II, a California limited partnership (the "Partnership", the "Registrant" or "EGF II"). The Partnership's offering became effective on June 5, 1987. FSI, as general partner, owns a 5% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation equipment to be operated by and/or leased to various shippers and transportation companies.

        The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

        (i) to acquire a diversified portfolio of long lived, low obsolescence, high residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner intends to acquire the equipment at what it believes to be below inherent values and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment;

        (ii) to generate sufficient net operating cash flow from lease operations to meet existing liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

        (iii) to selectively sell and purchase other equipment to add to the Partnership's initial equipment portfolio. The General Partner intends to sell equipment when it believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net cash flow from operations that remains after cash distributions have been made to the partners, will be used to acquire additional equipment throughout the intended seven year reinvestment phase of the Partnership;

        (iv) to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity and constantly monitoring equipment markets.

        The offering of the Units of the Partnership closed on March 18, 1988. On November 20, 1990, the Units of the Partnership began trading on the American

Stock Exchange. Thereupon each Unitholder received a depositary receipt representing ownership of the number of Units owned by such Unitholder. As of December 31, 1994, there were 7,472,705 depositary units ("Depositary Units") outstanding (including 1,150 Depositary Units held in the Treasury). The General Partner contributed $100 for its 5% general partner interest in the Partnership.

     It is anticipated that in the eleventh year of operations of the Partnership the General Partner will commence to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events. Beginning after the Partnership's seventh year of operations which commences January 1, 1996, cash flow and surplus funds, if any, will not be reinvested and will be distributed to the partners.

     Table 1, below, lists the equipment and the cost of the equipment in the Partnership portfolio at December 31, 1994 (thousands of dollars):

                                                      TABLE 1

                      Type                                        Manufacturer                        Cost
                 --------------                                  --------------                      ------
  0.50      Bulk carrier marine vessel                  Kurashima Shipyard                         $  4,702a
     1      727-100C commercial aircraft                Boeing                                        6,985
     2      727-200 commercial aircraft                 Boeing                                       18,021
  1.50      737-200 commercial aircraft                 Boeing                                       15,816a
  0.50      DC9 commercial aircraft                     McDonnell Douglas                             4,806a
     1      340A commuter aircraft                      Saab-Fairchild                                5,016
   752      Rerigerated marine containers               Various                                      14,147
 2,538      Dry marine containers                       Various                                       3,792
     1      Tractor                                     Navistar                                         30
   211      Refrigerated trailers                       Trailmobile                                   6,869
   216      Dry trailers                                Various                                       2,827
   823      Dry piggback trailers                       Various                                      12,097
   132      Refrigerated piggyback
              trailers                                  Various                                       1,251
     2      Cartage trailers                            Various                                          18
   464      Box cars                                    Various                                       7,857
   184      Tank cars                                   Various                                       4,802
   115      Covered hopper cars                         Various                                       2,631
   193      Mill gondolas                               Various                                       4,459
  0.55      Mobile offshore drilling unit               Ingalls Shipbuilding                         12,658a
                                                                                                   --------

            Total equipment                                                                        $128,784b


--------
a  Jointly owned by EGF II and an affiliated partnership.
b     Includes proceeds from capital  contributions,  operations and partnership borrowings invested in equipment.  Includes costs capitalized,  subsequent to the date of  acquisition,  and equipment  acquisition  fees paid to PLM
      Transportation Equipment Corporation.  All equipment was used equipment at the time of purchase, except 165 refrigerated trailers, and 1 tractor, 636 piggyback dry trailers and 812 dry containers.

        The equipment is generally leased under operating leases with terms of one to six years. Some of the Partnership's marine containers and its 50% owned marine vessel are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

        At December 31, 1994, 31% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment, and an allocation of other direct expenses of the rental yard operations, are billed to the Partnership.

        The lessees of the equipment include, but are not limited to: Carnival Airlines, Inc., DHL Airways, Inc., Trans Ocean Ltd., Union Pacific Railroad Company, Burlington Northern, and Cargill International. As of December 31, 1994, all of the equipment was either operating in short-term rental facilities, on lease, or under other contractual agreements except 266 containers and a tractor.

(B)     Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. ("IMI"), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI is entitled to a monthly management fee (see Financial Statements, footnotes 1 and 2).

(C)     Competition

(1)     Operating Leases vs. Full Payout Leases

Generally, the equipment owned by the Partnership is primarily leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short-to mid-term nature of operating leases generally commands a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under the operating lease need not be capitalized on the lessee's balance sheet.

        The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnership may be at a competitive disadvantage.

(2)     Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

        The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), American Finance Group, General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., GPA Group Plc, and other limited partnerships which lease the same types of equipment.

(D)     Demand

The Partnership invests in transportation, transportation-related capital equipment, and in "relocatable environments," examples of which include mobile offshore drilling units, storage units, and relocatable buildings. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials. "Relocatable environments" refer to capital equipment constructed to be self-contained in function but transportable.

The following describe the markets for the Partnership's equipment:

(1)     Aircraft

The world air transport industry is poised for recovery from losses experienced during the first few years of the 1990s. The losses incurred by air carriers during the early 1990s were primarily attributable to the general worldwide recession. Over the last two years, the U.S. domestic economy has emerged from recession and is expected to continue to grow during 1995, although at a more moderate pace than the previous year. Analysts expect the economies of other regions of the world to follow the U.S. economic lead and stabilize or show gradual growth in 1995.

        Many air industry observers anticipate, however, that any recovery in the air transport industry will lag the current general economic rebound. The effects of fundamental restructuring by air carriers in recent years are just beginning to be manifested as improved performance. Substantial deliveries of new aircraft in the U.S. market are not expected before 1996 to 1997, when current orders for new aircraft mature and are subsequently filled. Demand for aircraft in Europe, Asia, and the Middle East, with the exception of the Indian subcontinent, is expected to remain weak. Carriers in these markets are still focusing on cost cutting and restructuring, and continue to experience a general decline in profitability.

        Latin American, Eastern European, and African markets are not expected to grow substantially due to political and economic instability in these regions.

Most notably, the ongoing turmoil and uncertainty in the Mexican economy, the dominant participant in the Latin American market, will impede growth in demand for air transport capacity in this region.

        The Partnership owns predominantly aircraft that are affected by the FAA regulatory requirements. However, the bulk of this equipment is on long-term leases in foreign markets and has been commanding lease rates higher than those available in the U.S. Those aircraft operating in the U.S. that are affected by the FAA regulatory requirements will either be moved into foreign markets, as applicable, or remain on lease in the U.S. maximizing what economic value is attainable until they must be retired from service.

(2)     Marine Containers

In the second-half of 1994, marine cargo container utilization rates firmed for the first time in a year and a half. This stabilization resulted from a further consolidation within the container leasing industry, pick-up in world-wide demand, and more moderate new equipment orders by the leasing and shipping communities.

        The major event of the year was the consolidation of the second and third largest container lessors. This combination effectively created a counter-weight to the largest lessor's dominating position in the market with number one and number two now controlling 32% and 22% market shares, respectively. The leasing community generally considered this combination good for the industry as the high costs per TEU paid in this combination was expected to lead to rate stability and restrained purchase programs.

        Simultaneously, as the world's major economies rebounded from 1993 doldrums, increased demand in 1994 for containers reduced the 1993 year-end over-supply. Utilization rates improved in the second half of the year for both dry and refrigerated containers, although the positive effects have not yet materially affected per-diem rates. Industry forecasts are for a continued strengthening of the container markets in 1995, with per-diem rates rising somewhat after falling 8% - 12% over the last 24 months. The major on going effect of the 1993 and early 1994 container leasing market recession has been the greater attention placed on selling of older equipment into secondary markets. The Partnership owns predominately older containers, and will continue to be impacted by this industry trend of selling older equipment.

        The manufacturing industry continues to migrate to lower cost and export- oriented areas. As happened with Japan in the mid-1980's, the strong currency and appreciating local wages decreased the formerly dominant Korean manufacturer's price competitiveness. As a result, Chinese production surged making China the dominant dry container export country in the world. Nevertheless, lessors and shipping lines reduced their overall production orders somewhat from 1993 levels as their focus became better utilization of existing fleet resources.

(3)     Railcars

The railroad industry produced strong financial results in 1994, following a similar year in 1993. The continuing strong results produced by the industry are attributable to the ongoing growth of the U.S. domestic economy, improved operational efficiency, and a stable rail fleet size.

        Railroad performance generally parallels that of the U.S. economy, which grew at an approximate 3.5% to 4% rate in 1994. Rail transport is the primary overland mover of bulk materials, and thus reflects the demand for goods and raw materials in the economy as a whole. Overall, 1994 car loadings increased by approximately 5% over 1993 levels, with particularly significant increases in the movement of chemicals, coal, lumber, and machinery.

        The rail industry is also transforming itself to improve operational efficiency. This has been manifested in reduced turn-around times between loads and a reduction in unloaded miles traveled, both of which are necessary to maximize available rail capacity.

        Finally, the domestic supply of railcars available for service during the year has remained relatively stable. The excess of new railcar deliveries over older railcar retirements is expected to increase the entire fleet by less than 1%. To produce the total new car additions of approximately 51,000 per year, manufacturers are already operating at capacity. With no additional manufacturing capacity to radically increase the size of the fleet, and with continuing growth of the domestic economy leading to sustained demand for rail transport, 1995 railroad performance should continue to be strong.

(4)     Marine Vessels

PLM International sponsored Partnerships own primarily small to medium-sized dry bulk vessels. Market conditions for these vessels in 1994 remained relatively unchanged from 1993. Vessel supply and demand conditions remained in relative equilibrium, underlying demand for transport of dry bulk materials remained substantially unchanged, and day rates remained relatively static.

        The implementation and enforcement of COFR (Certificate of Financial Responsibility) provisions by the U.S. Coast Guard in 1995 appeared to contribute to the upturn in day and spot rates experienced by tanker vessels during the latter part of 1994. COFR requires petroleum product carrying ship owners and operators to provide evidence of sufficient financial resources to pay for any damages in the event of an oil spill or vessel accident while trading in U.S. waters. Generally, tanker vessel operators, anticipating the effects of COFR in 1995, accelerated delivery of petroleum products during the latter part of 1994, resulting in the increased demand and subsequent increases in day rates experienced in this market.

        The General Partner operates many of the Partnerships' vessels in spot charters and pooled vessel operations. In contrast to longer term fixed-rate time and bareboat charters, spot charters and pooled operations provide the greatest flexibility to meet fluctuating demand conditions and achieve the highest average return for vessels subject to these types of operations during this time period. Despite the day rate upturn experienced in the tanker market during the latter part of 1994, supply and demand conditions for the majority of the Partnerships' vessels are expected to remain relatively stable. While a significant portion of the world's bulk and tanker fleets are nearing retirement age, new building in 1995 is expected to mitigate any fundamental change in the supply and demand equilibrium in the vessel markets.

(5)     Mobile Offshore Drilling Units

Worldwide demand for offshore drilling services in 1994 was essentially equal to 1993; however, the geographic requirement for such services changed significantly from previous years. International demand for mobile offshore drilling units ("rigs") declined to a five-year low, while that for the U.S. Gulf of Mexico reached a four-year high. Strong natural gas demand in the United States and weak oil prices in late 1993 and early 1994 are the recognized causes of these market shifts. Composite worldwide rig utilization was approximately 79%, 3% lower than 1993.

        The worldwide fleet shrank in 1994 as three rigs were retired while no rigs were added or ordered to be built. The most important trend in the market was the continued consolidation of the ranks of drilling contractors as two major mergers occurred in 1994. The mergers were of sufficient size to have the discernible effect of stabilizing prices for offshore drilling services in a year of low utilization.

        Increasing oil prices seen in the latter half of 1994, and the need to replenish natural gas reserves in the Gulf of Mexico, are expected to strengthen the offshore drilling market in 1995. Additionally, industry projections show strong increases in the drilling requirements throughout the Middle East and Southeast Asia. Improvements in these markets, coupled with the stable demand in the Gulf of Mexico, should lead to higher rates for drilling services in the near future and, ultimately, higher residual values for rigs.

(6)     Trailers

Both the over-the-road and intermodal trucking industries produced strong financial results in 1994, continuing a series of improving financial results which began in 1991-1992. These results are attributable to the ongoing growth of the U.S. domestic economy, a focus in the trailer industry on cost efficiencies, and rate stability due to a shortage of trailers.

        Over-the-road and intermodal trailer performance generally parallels that of the U.S. domestic economy. Similar to railroads, trailer transport is a primary overland mover of bulk materials and finished goods and thus reflects demand for these products in current economic conditions. Overall increases in trailer results reflect the approximate 3.5% to 4% growth of the U.S. economy in 1994.

        While 1994 was a record year for new trailer production, the backlog of orders requires a delivery time of approximately nine (9) months for new units. To meet their immediate demand for transport resulting from shortages of new units, many trucking companies have turned to the short-term leasing market to add additional capacity. For short-term lessors, this has meant high levels of utilization and rate stability.

        The General Partner continues to transfer trailers with expiring lease terms to the short-term trailer rental facilities operated by PLM Rental, Inc. The General Partner believes the strong performance of units in these rental facilities reflects the demand for short-term leases mentioned above and expects this trend to continue as long as the current shortage of trailers exists.

(E)     Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local, and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include (but are not limited to):

        (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels, mobile offshore drilling units, etc. that create environmental pollution);

        (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria);

        (3) the Montreal Protocol on Substances That Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control of and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

        (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars).

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1994, the partnership owned a portfolio of transportation equipment as described in Part I, Table 1.

        The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 900, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1994.

                                                      Part II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

The Partnership's Depositary Units began trading (under the ticker symbol "GFY") on November 20, 1990, on the American Stock Exchange ("AMEX"). As of March 24, 1995, there were 7,454,505 Depositary Units outstanding (including 1,150 Depositary Units held in the Treasury). There are approximately 11,400 Depositary Unitholders of record as of the date of this report.

        Pursuant to the terms of the Partnership Agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner also is entitled to a special allocation of any gains from sale of the Partnership's assets during the liquidation phase in an amount sufficient to eliminate any negative balance in the General Partner's capital account. The partnership has engaged in a plan to repurchase up to 250,000 Depository Units. In the twelve months ended December 31, 1994, the Partnership had purchased and canceled 20,200 Depository Units at a cost of $156,000. As of December 31, 1994, the Partnership had purchased and canceled a cumulative total of 26,900 Depositary units at a cost of $226,000. For January 1, 1995 to March 24, 1995, the Partnership repurchased 18,200 Depositary Units at a total cost of $0.1 million.

        Table 2, below, sets forth the high and low reported prices of the Partnership's Depositary Units for 1994 and 1993 as reported by the AMEX as well as cash distributions paid per Depositary Unit.

                                                      TABLE 2

                                              Reported Trade           Cash
                                              Prices               Distributions
                                                                      Paid Per
Calendar Period                            High             Low  Depositary Unit
      1994

1st Quarter                             $  12.250        $  10.125        $ 0.40
2nd Quarter                             $  11.625        $  10.125        $ 0.40
3rd Quarter                             $  10.625        $   9.375        $ 0.40
4th Quarter                             $   9.875        $   7.250        $ 0.40

1993

1st Quarter                             $  13.375        $  10.125        $ 0.40
2nd Quarter                             $  11.500        $  10.000        $ 0.40
3rd Quarter                             $  11.375        $  10.250        $ 0.40
4th Quarter                             $  11.750        $  10.250        $ 0.40

      The Partnership has engaged in a plan to repurchase up to 250,000 of the outstanding Depositary Units. During the fourth quarter of 1994, the Partnership repurchased 20,200 Depositary Units at a total cost of $156,000. During the first quarter of 1993, the Partnership repurchased 6,700 Depositary Units at a total cost of $70,035.

ITEM 6.       SELECTED FINANCIAL DATA

      Table 3, below, lists selected financial data for the Partnership:

                                                      TABLE 3

                                                For the years ended
                                   December 31, 1994, 1993, 1992, 1991, and 1990
                                      (thousands of dollars except per unit amounts)

                                                    1994               1993               1992             1991               1990
                                                    ----               ----               ----             ----               ----

Operating results:
    Total revenues                                 $  26,326         $  36,901         $  34,508         $  44,519         $  44,195
    Net gain (loss) on
     disposition of
     equipment                                         2,347             6,704              (329)            5,173             1,535
    Loss on revaluation
     of equipment                                       (887)             (161)           (6,876)             (300)             --
    Net income (loss)                                     67             5,596           (10,489)            1,447             1,715

At year-end:
    Total assets                                   $  69,485         $  84,206         $  92,928         $ 124,422         $ 139,380
    Total liabilities                                 39,332            41,344            42,928            46,562            45,598
    Notes payable                                     35,000            35,000            38,218            41,724            41,875

Cash distributions                                 $  12,620         $  12,665         $  17,371         $  17,369         $  16,772

Per Depositary Unit:

    Net income (loss)                              $ 0.12 1          $   0.601         $(1.53)1          $   0.031         $    0.22

    Cash distributions                             $    1.60         $    1.60         $    2.20         $    2.20         $    2.12



--------
1          After  reduction  of income of $963  ($0.13 per  Depositary  Unit) in
           1994,  $845 ($0.11 per  Depositary  Unit) in 1993,  $1,495 ($0.20 per
           Depositary  Unit) in 1992 and $1,130 ($0.15 per  Depositary  Unit) in
           1991  representing   special   allocations  to  the  General  Partner
           resulting from an amendment to the Partnership  Agreement (see Note 1 to the financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of PLM Equipment Growth Fund II (the "Partnership"). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

The analysis is organized in the following manner:

-     Results of Operations - Year over Year Summary and Factors Affecting
      Performance
-     Financial Condition - Capital Resources, Liquidity, and Distributions
-     Outlook for the Future
-     Results of Operations - Year to Year Detail Comparison

(A)      Results of Operations

(1)   Year over Year Summary

     The Partnership's operating income before depreciation, amortization, gain/loss on sales, and loss on revaluation declined by approximately 22% in 1994 from 1993, primarily due to declining performance in the Partnership's vessel and container areas, the sale of certain equipment, and subsequent loss of income during the time required to redeploy those sales proceeds into additional equipment, and increases in overhead expenses. Re-leasing activity occurred in the Partnership's air, vessel, trailer, and rail portfolios, though the net contribution effect of such re-leases was small in comparison to the reduction in contribution resulting from the sale of equipment during the year. Similarly, the significant increase in the Partnership's rate rig income was due mainly to the purchase of a 55% interest in a rig in the third quarter 1993. Interest expense increased as the base rate of interest on the Partnership's floating rate debt rose, while management fees decreased as a function of decreased lease revenues.

(2)  Factors Affecting Performance

     (a)  Re-leasing Activity and Repricing Exposure to Current Economic
Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, various regulations concerning the use of the equipment, and others. The Partnership experienced re-pricing exposure in 1994 primarily in its aircraft, vessel, container, and trailer portfolios.

         (i) Aircraft: The lease of one of the Partnership's aircraft was renegotiated in 1994. The lease was renewed in the second quarter for a term of three years at approximately 39% of its original rate. The impact of this rate reduction (approximately $0.48 million in 1994 versus 1993) was masked in a year over year comparison of aircraft performance by revenue generated in 1994 by aircraft that were off-lease for certain periods in 1993. For a more thorough discussion of market conditions and those factors impacting lease rates for aircraft, see the section in "Demand" on aircraft.

                  (ii) Marine Vessels: In 1994, two of the Partnership's marine vessels were operated in the "spot" or "voyage charter" markets until their sale in the third quarter, while the Partnership's remaining vessel (owned 50% by the Partnership) transitioned from a "bareboat" charter into these markets in the first quarter. Spot or voyage charters are usually of short duration, and reflect the short-term demand and pricing trends in the vessel market, while "bareboat" charters are essentially fixed-rate net leases. While for periods of time in 1994, spot or voyage rates exceeded those in 1993, such rates were higher on average in 1993. However, the decline in the Partnership's vessel net contribution in 1994 versus 1993 resulted primarily from the sale of vessels in the fourth quarter of 1993, and third quarter of 1994, and less from repricing activity. Despite changing leases in 1994, revenues for the Partnership's remaining vessel were largely unchanged from the prior year, while net contribution declined due to increases in operating expenses as the vessel transitioned from a "bareboat" charter, where the lessee pays for all operating costs, into a pool where most costs are absorbed by the lessor. For a more thorough discussion of market conditions and those factors impacting rates for vessels, see the "Demand" section on marine vessels.

        (iii) Marine Containers: The majority of the Partnership's marine container portfolio is operated in utilization-based leasing pools and as such was highly exposed to repricing activity. Overall, container net contribution in 1994 declined 48% from 1993 levels. A substantial portion of a group of approximately 300 containers whose leases expired at the end of 1993 remained off-lease in 1994, resulting in a reduction in net contribution. Of the remaining containers owned by the Partnership at the beginning of the year, liquidations accounted for the majority of, and changes in market rates for the minority of, the difference in net income in 1994 versus 1993. For a more thorough discussion of market conditions and those factors impacting rates for containers, see the "Demand" section on marine containers.

      The Partnership purchased 1,959 containers for approximately $2.2 million between the first and third quarters of 1994. The lessee of this equipment encountered financial difficulties in the fourth quarter. The Partnership established reserves against receivables invoiced for these units due to the General Partner's determination that ultimate collection of this revenue is uncertain. Additionally, the Partnership accrued legal and other costs necessary to repossess these units.

         (iv) Trailers: Similar to the Partnership's marine container portfolio, the majority of the trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. While a year over year comparison of the Partnership's trailer portfolio shows a decline in net contribution, the impact of trailer sales and subsequent purchases had far greater impact on performance than changing rates. For a more thorough discussion of market conditions and those factors impacting rates for trailers, see the "Demand" section on trailers.

                  (v) Other Equipment: None of the leases of the Partnership's rigs expired in 1994. The decline in railcar performance year over year was largely due to the sale of railcars in 1993, while lease rates for those of the Partnership's railcars whose leases expired and were either renewed or re-leased in 1994 remained relatively stable. See "Demand" for a discussion of conditions in these equipment areas.

      (b)  Reinvestment Risk

         (i) Reinvestment of Cash Flow and Surplus Funds: During the first seven years of operations, the Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period at December 31, 1995, the Partnership will continue to operate for an additional three years, then begin an orderly liquidation over an anticipated two year period.

      Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or the exercise of purchase options written into certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued
ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

         (ii) Reinvestment Risk: Reinvestment risk occurs when 1) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations; 2) equipment is sold or liquidated for less than threshold amounts; 3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates, or 4) proceeds from sales, losses, or surplus cash available for reinvestment cannot be deployed in a timely manner.

      For the year ended December 31, 1994, the Partnership generated sufficient operating revenues to meet its operating obligations including interest expense. Cash distributions of $12.6 million included both funds generated from current period operations and cash available, but not distributed, in previous periods.

      During the year, the Partnership received proceeds of approximately $13.6 million from the liquidation or sale of containers, railcars, its 12.5% interest in a rig, trailers, and two marine vessels. The Partnership reinvested approximately $0.7 million in aircraft modifications and approximately $12.4 million (including fees) in the purchase of trailers and containers, predominantly in the third and fourth quarters of the year.

      The Partnership began the year with approximately $14.2 million in cash and restricted cash, of which approximately $6.0 million was reserved by the General

Partner for the purchase of up to approximately 3,600 containers. Production difficulties for these units, however, delayed the actual purchase until the end of the third quarter, and ultimately only 1,959 units were bought for approximately $2.3 million. As disclosed previously, the lessee of these units encountered financial difficulties in the fourth quarter, prompting the General Partner to establish reserves against receivables recorded for the units.

      At the end of the first quarter, the Partnership sold trailers for approximately $1.5 million, representing approximately 59% of original cost. Near the end of the third quarter, the Partnership sold two marine vessels for approximately $7.4 million, which represented proceeds of approximately 32% of capitalized cost. While proceeds from sales and disposals were reinvested in trailers and containers during the course of the year, the net result of all sales, liquidations, and reinvestment has been a reduction in the cost basis of the Partnership's equipment portfolio of approximately $20.7 million. The General Partner will use approximately $8.0 million in remaining sales and disposal proceeds to prepay scheduled principal payments on the Partnership's outstanding permanent debt during the first two quarters of 1995.

      (c)  Equipment Valuation

The General Partner prepares an evaluation of the carrying value of the Partnership's equipment portfolio at least annually, using, among other sources, independent third-party appraisals, values reported in trade publications, and comparative values from armslength transactions for similar equipment. Concurrently, the General Partner evaluates whether the current fair market value of equipment represents the effect of current market conditions or permanent impairment of value (e.g., technological obsolescence, etc.). Equipment whose carrying value is determined to be permanently impaired, without possibility of being leased at an acceptable rate, has its carrying value adjusted to its estimated net realizable value. The carrying value of two aircraft were reduced by approximately 0.9 million in 1994. The implicit impact of such reductions is anticipated future lower sales proceeds, and thus reduced reinvestment capability if its aircraft are sold during the reinvestment phase of Partnership operations.

      As of December 31, 1994, the General Partner estimated the current fair market value of the Partnership's equipment portfolio to be approximately $70.8 million.

(B)  Financial Condition - Capital Resources, Liquidity, and Distributions

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $35.0 million, cannot be increased. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to limited partners, and grow the Partnership's equipment portfolio with any remaining surplus cash available.

      For the year ended December 31, 1994, the Partnership generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $1.3 million to maintain the current level of distributions (total 1994 of $12.6 million) to the partners.

During the year,  the General  Partner sold  equipment for  approximately  $13.6
million  while  reinvesting   approximately  $13.1  million  (including  capital
improvements and fees).

(C)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1995 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing and Reinvestment risk

Certain of the Partnership's aircraft, vessel, railcars, and trailers will be re- marketed in 1995 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner has selected certain underperforming equipment, or equipment whose continued operation may become prohibitively expensive, for sale and subsequent re-deployment, and thus faces reinvestment risk. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and thus cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E "Government Regulations"). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(3)  Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was comprised of the proceeds from its initial offering, supplemented later by permanent debt in the amount of $35 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

      Pursuant to the Limited Partnership Agreement, the Partnership will cease to reinvest in additional equipment beginning in its eighth year of operations which commences on January 1, 1996. The General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

      The General Partner believes the current level of distributions to the partners can be maintained throughout 1995 using cash from operations, undistributed available cash from prior periods, and proceeds from sales or dispositions if necessary. Subsequent to this period, the General Partner will evaluate the level of distributions the Partnership can sustain over extended periods of time, and together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions and the availability of suitable equipment acquisitions precludes the General Partner from accurately determining the impact of its redeployment strategy on liquidity or distribution levels.

      In the first quarter of 1994, the General Partner completed the refinancing of a bank loan which was due to mature September 30, 1995. The new debt comprises notes payable of $35.0 million, and the corresponding loan agreements require the Partnership to maintain a minimum debt coverage ratio based on the fair market value of equipment, a minimum fixed charge coverage ratio, and limits the concentration of any one type of equipment in the Partnership's equipment portfolio. The refinanced debt begins to mature in March 1996. The General Partner intends to prepay the first two annual installments of principal due on the debt in the first two quarters of 1995. The maturities of the remaining principal installments on the debt coincide with the liquidation phase of the Partnership and will be repaid with proceeds from sales of equipment during that phase.

(D)  Results of Operations - Year to Year Detail Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1994 and 1993

(A) Revenues

Total revenues for the years ended December 31, 1994 and 1993, were $26.3 million and $36.9 million, respectively. The decrease in 1994 revenues was primarily attributable to lower lease revenue and reduced gains on disposition of Partnership marine vessels, a mobile offshore drilling unit, trailers and marine containers during 1994. The Partnership's ability to acquire or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in 1994 is not necessarily indicative of future periods.

(1) Lease revenue declined to $23.3 million in 1994 from $30.0 million in 1993. The following table lists lease revenue earned by equipment type (in thousands):

                                                             For the year ended
                                                               December 31,
                                                           1994           1993
                Marine vessels                          $  5,294        $ 12,050
                Rail equipment                             4,823           5,336
                      Aircraft                             4,935           5,051
         Trailers and tractors                             3,885           3,590
Mobile offshore drilling units                             2,488           1,418
             Marine containers                             1,826           2,506
                                                        --------        --------
                                                        $ 23,251        $ 29,951
                                                        ========        ========

Significant revenue component changes resulted primarily from:

      (a) declines of $6.8 million in marine vessel revenue due to the sale of five on-lease marine vessels during the first and fourth quarters of 1993 and the third quarter of 1994;

      (b) declines of $0.7 million in marine container revenues primarily due to a group of marine containers which were on lease in 1993, but off-lease in 1994, offset, in part, by revenue earned on 1,959 marine containers purchased during 1994;

      (c) declines of $0.5 million in rail equipment revenues due to the sale of 639 railcars during 1993 and two railcars in 1994;

      (d) declines of $0.1 million in aircraft revenues due to the sale of an aircraft in the fourth quarter of 1993 and a significant rate reduction on a renewed lease for another aircraft;

      (e) increases of $1.1 million in mobile offshore drilling unit ("rig") revenues due to the acquisition and lease of a 55% interest in a rig during July of 1993;

      (f) increases of $0.3 million in trailer revenue due to the acquisition of 649 trailers during the third and fourth quarters of 1994.

(2) Net gains on disposition of equipment during 1994 totaled $2.3 million from the sale or disposal of two marine vessels, two railcars, 267 trailers, and 423 marine containers and a 12% interest in a mobile offshore drilling unit. The equipment sold had an aggregate net book value of $13.5 million and accrued drydock reserves of $2.2 million and proceeds totaled $13.6 million. Net gains on disposition of equipment during 1993 totaled $6.7 million from the sale or disposal of three marine vessels, 639 railcars, one aircraft, 124 tractors and trailers, and 305 marine containers with an aggregate net book value of $16.0 million and accrued drydock reserves of $1.5 million for proceeds of $21.2 million (see Footnote 3 to the financial statements).

(B)  Expenses

Total expenses for the years ended December 31, 1994 and 1993, were $26.2 million and $31.3 million, respectively. The decrease in 1994 expenses was primarily attributable to decreased depreciation expense, marine equipment operating expenses, and repairs and maintenance, offset by increases in loss on revaluation of equipment and interest expense.

(1) Direct Operating Expenses (defined as repairs and maintenance, insurance and marine equipment operating expenses) decreased to $8.2 million in 1994 from $12.3 million in 1993. This change resulted from:

      (a) declines of $2.1 million in marine equipment operating costs due to the sale of three marine vessels in 1993, and two in 1994. This decrease was offset by increased operating cost for three marine vessels (of which two were sold at the end of the third quarter of 1994) which operated under leases (voyage charters and utilization based pooling arrangements) in which the Partnership paid costs not incurred when the vessels operated under time charter in the similar period one year eariler;

      (b) declines of $1.2 million in insurance expense which resulted primarily from the sale of three marine vessels in 1993, and a refund of $0.2 million from an insurance pool in which the Partnership's marine vessels participate, due to lower than expected insurance claims in the pool;

      (c) declines of $0.7 million in repairs and maintenance costs due to the sale of three marine vessels in 1993, and two marine vessels in the third quarter of 1994. These declines were offset by increases in trailer expenses resulting from the increased number of trailers coming off term leases which required refurbishment prior to transitioning to short-term rental facilities operated by an affiliate of the General Partner.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses and bad debt expense) decreased to $17.1 million in 1994 from $18.9 million in 1993. This change resulted from:

      (a) declines in depreciation expense of $2.4 million reflecting the Partnership's double-declining depreciation method and the effect of asset sales in 1993 and 1994, partially offset by the acquisition of the rig in July 1993;

      (b) declines of $0.4 million in management fees to affiliates, reflecting the lower levels of lease revenue in 1994 as compared to 1993;

      (c) declines in general and administrative expenses of $0.1 million from 1993 levels due to reduced professional services required by the Partnership and lower storage expenses for two aircraft (one sold in the fourth quarter of 1993) which were off-lease for most of 1993. These declines were offset, by a slight increase in legal and other expenses necessary to repossess containers from a lessee that encountered financial difficulties in the fourth quarter of 1994;

      (d) increases in interest expense of $0.8 million consisted of a $0.3 million write-off of unamortized loan origination costs due to the refinancing of the Partnership's debt and a $0.5 million increase due to a higher base rate of interest charged on the Partnership's floating rate debt during 1994;

      (e) increases of $0.2 million in bad debt expense due to the General Partner's evaluation of the collectability of trade receivables due from the trailer rental yard lessees, and a container lessee that encountered financial difficulties in the fourth quarter of 1994.

(3) Loss on revaluation of equipment in 1994 results from the Partnership reducing the carrying value of two aircraft to their estimated net realizable values.

(C)  Net Income

The Partnership's net income of $67,000 for the year ended December 31, 1994, decreased from a net income of $5.6 million for 1993. During 1994, the Partnership distributed $12.0 million to the Limited Partners, or $1.60 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1993 and 1992

(A) Revenues

Total revenues for the years ended December 31, 1993 and 1992, were $36.9 million and $34.5 million, respectively. The increase in 1993 revenues was primarily attributable to significant gains realized on disposition of Partnership marine vessels, rail equipment, and marine containers during 1993, compared to a small loss on equipment dispositions during 1992. The
Partnership's ability to acquire or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in 1993 is not necessarily indicative of future periods.

(1) Lease revenue  declined to $30.0 million in 1993 from $34.6 million in 1992.
The  following   table  lists  lease  revenues  earned  by  equipment  type  (in thousands):

                                                  For the year ended
                                                        December 31,
                                                           1993            1992
                                                           ----            ----

Marine vessels                                            $12,050        $15,254
Rail equipment                                              5,336          5,748
Aircraft                                                    5,051          6,520
Trailers and tractors                                       3,590          3,405
Marine containers                                           2,506          3,193
Mobile offshore drilling units                              1,418            455
                                                          -------        -------
                                                          $29,951        $34,575
                                                          =======        =======

Significant revenue component changes resulted primarily from:

      (a) a decline of $3.2 million in marine vessel revenues due to the sale of three on-lease marine vessels in the first and fourth quarters of 1993, and reductions in charter rates for two of the remaining marine vessels, partially offset by higher voyage rates in 1993 for other marine vessels;

      (b) declines of $1.5 million in aircraft revenues due to the early termination of an aircraft lease in November 1992, resulting in the aircraft being off-lease during a substantial part of 1993, and the sale of another aircraft during the fourth quarter of 1993;

      (c) declines of $0.7 million in container revenues primarily due to the sale or disposal of 305 marine containers during 1993;

      (d) declines of $0.4 million in rail equipment revenues primarily due to the sale of 639 railcars in 1993;

         (e) increase of $1.0 million in mobile offshore drilling unit revenues primarily due to the revenue attributable to the drilling rig purchased during the third quarter 1993 and to a full year's revenue on the mobile offshore drilling unit purchased in 1992;

         (f) increase of $0.2 million in trailer revenue due to more trailers operating in short-term rental facilities in 1993, as compared to 1992. Trailers operating in short-term rental facilities generate higher per day revenue than term lease trailers.

(2) Net gains on disposition of equipment during 1993 totaled $6.7 million from the sale or disposal of three marine vessels, 639 railcars, one aircraft, 124 tractors and trailers, and 305 marine containers with an aggregate net book value of $16.0 million and accrued drydock reserves of $1.5 million for aggregate proceeds of $21.2 million. Net loss on disposition of equipment during 1992, totaled $0.3 million from the sale or disposal of 6 railcars, 224 marine containers, 53 trailers, and 8 tractors with an aggregate net book value of $1.1 million for aggregate proceeds of $0.8 million (see footnote 3 to the financial statements).

(B)  Expenses

Total expenses for the years ended December 31, 1993 and 1992, were $31.3 million and $45.0 million, respectively. The decrease in 1993 expenses was primarily attributable to decreased depreciation expense, interest expense, repairs and maintenance, marine equipment operating expenses, and loss on revaluation of equipment.

(1) Direct Operating Expenses (defined as repairs and maintenance, insurance and marine equipment operating expenses) decreased to $12.3 million in 1993 from $15.4 million in 1992. This change resulted from:

         (a) decrease of $2.0 million in repairs in maintenance costs due primarily to a reduction in drydock expenses resulting from the sale of two marine vessels in the first quarter 1993, the completion of a retro-fit program for certain of the Partnership's boxcars during 1992 and a reduction in maintenance costs for the Partnership's coal cars sold in the first quarter 1993;

         (b) decrease of $1.1 million in marine equipment operating costs due to the sale of two marine vessels in the first quarter 1993, and one in the fourth quarter 1993;

         (c) decrease of $0.1 million in insurance expense due to the sales of Partnerhip equipment which was substantially offset by increasing insurance premiums. Market over-capacity during the mid to late 1980s led marine insurers to offer coverage terms and low deductibles at very low premiums. As a result, premium billing for this market segment was substantially less than losses. In response to the poor underwriting results of the late 80s, many insurers have withdrawn from the marine market causing a reduction in capacity. Those who remain are charging higher premiums with increased deductibles and more narrow coverage terms. The increases in the IMI managed fleet premiums over the past three years are consistent with overall marine market conditions. The

Partnership pays certain insurance premiums directly to, among others, TEI, an affiliate of the General Partner (see Financial Statements Note 2).

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses and bad debt expense) decreased to $18.9 million in 1993 from $22.7 million in 1992. This change resulted from:

         (a) decrease in depreciation and amortization expense of $3.3 million reflecting the Partnership's double-declining depreciation method and the sale of 2 marine vessels and 584 coal cars in the first quarter 1993, partially offset by depreciation expense incurred from the purchase of a mobile offshore drilling unit in July 1993;

         (b) decrease in interest expense of $0.5 million due to a decrease in the level of outstanding debt in 1993, compared to 1992, of $3.2 million and by a decline in the rate of interest charged on the Partnership's debt which was 4.56% at December 31, 1993, compared to 5.31% at December 31, 1992.

(3) Loss on revaluation of equipment in 1993 results from the Partnership reducing the carrying value of 50 pulpwood flat cars to their estimated net realizable value. During 1992, the Partnership reduced the carrying value of one commercial aircraft, one commuter aircraft, one marine vessel, and 220 marine containers by $6.9 million to their estimated net realizable value.

(C)  Net Income

The Partnership's net income of $5.6 million for the year ended December 31, 1993, increased from a net loss of $10.5 million for 1992. During 1993, the Partnership distributed $12.0 million to the Limited Partners, or $1.60 per Depositary Unit.

Trends

Rigs, marine containers, and marine vessels performed below historic norms in 1994. By year end, the markets had rebounded for marine containers and marine vessels; but, the rig market remained soft, due primarily to low oil and gas prices. These conditions have resulted in lower lease rates, attrition, and reduced values for these types of equipment, and have correspondingly significantly impacted partnership cash flow. The General Partner will closely monitor the effects of these factors on the Partnership's financial condition, and as stated previously, take appropriate actions regarding underperforming equipment.

         The return of lease rates on certain types of equipment to their historical levels is dependent on a number of factors including improved international economic conditions, the absence of technological obsolescence, new government regulations, and increased industry-specific demand.

         The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements and Financial Statement Schedules included in Item 14(a) of this Annual Report.

         Table 4, below, is a summary of the results of operations on a quarterly basis for the Partnership for the years ended December 31, 1994 and 1993 (in thousands of dollars except per unit amount):

                                                         TABLE 4
                                                   Three months ended:

                                  March 31    June 30      Sept. 30     Dec. 31
                                  --------    -------      --------     -------
   1994

Total revenues                    $ 6,863     $ 6,413      $ 6,283      $ 6,767

Net gain (loss) on
  disposition of
  equipment                           581          59          125        1,582

Loss on revaluation
  of equipment                       --          --           --        (887) 1


Net income (loss)                 $   766     $  (816)     $   184      $   (67)

Net income (loss)
  per Depositary Unit             $  0.08     $ (0.14)     $ (0.03)     $(0.03)2

Cash distributions                $ 3,155     $ 3,155      $ 3,155      $ 3,155

Cash distributions
  per Depositary Unit             $  0.40     $  0.40      $  0.40      $  0.40

Number of Depositary
  Units at end of
  quarter3                          7,493       7,493        7,493        7,473

--------
1         At December 31, 1994, the Partnership reduced the carrying value of 2 aircraft.
2 After reduction of $963 ($0.13 per Depositary Unit) representing a special allocation to the General Partner (see Note 1 to the financial statements).
33        Includes 1,150 Depositary Units held in the Treasury.

                                                         TABLE 4

                                                   Three months ended:


                                  March 31    June 30      Sept. 30     Dec. 31
                                  --------    -------      --------     -------
   1993

Total revenues                    $14,5891    $ 7,498      $ 7,448      $ 7,366

Net gain (loss) on
  disposition of
  equipment                       6,8481         (336)          38          154

Loss on revaluation
  of equipment                       --          (161)        --           --


Net income (loss)                 $ 6,421     $  (284)     $  (363)     $  (178)

Net income (loss)
  per Depositary Unit             $  0.81     $ (0.04)     $ (0.06)     $(0.11)2

Cash distributions                $ 3,159     $ 3,156      $ 3,196      $ 3,154

Cash distributions
  per Depositary Unit             $  0.40     $  0.40      $  0.40      $  0.40

Number of Depositary
Units at end of
  quarter3                          7,493       7,493        7,493        7,493



--------
1 The Partnership realized a net gain on disposition of equipment resulting primarily from the sale of 2 Marine Vessels and 584 railcars.
2 After reduction of $845 ($0.11 per Depositary Unit) representing a special allocation to the General Partner resulting from an amendment to the Partnership Agreement (see Note 1 to the financial statements).
33        Includes 1,150 Depositary Units held in the Treasury.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.







                                         (This space intentionally left blank.)

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

    Name                 Age                            Position


J. Alec Merriam          59             Director, Chairman of the Board, PLM
                                        International, Inc.; Director, PLM
                                        Financial Services, Inc.

Allen V. Hirsch          41             Director, Vice Chairman of the Board,
                                        Executive Vice President of PLM
                                        International, Inc.; Director and
                                        President, PLM Financial Services
                                        Inc.; President, PLM Securities Corp.,
                                        and PLM Transportation Equipment
                                        Corporation.

Walter E. Hoadley        78             Director, PLM International, Inc.

Robert L. Pagel          58             Director, Chairman of the Executive
                                        Committee, PLM International, Inc.;
                                        Director, PLM Financial Services, Inc.

Harold R. Somerset       60             Director, PLM International, Inc.

Robert N. Tidball        56             Director, President and Chief
                                        Executive Officer, PLM International,
                                        Inc.

J. Michael Allgood       46             Vice President and Chief Financial
                                        Officer, PLM International, Inc. and
                                        PLM Financial Services, Inc.

Stephen M. Bess          48             President, PLM Investment Management,
                                        Inc.; Vice President, PLM Financial
                                        Services, Inc.

David J. Davis           38             Vice President and Corporate
                                        Controller, PLM International and PLM
                                        Financial Services, Inc.

Frank Diodati            40             President, PLM Railcar Management
                                        Services Canada Limited

Douglas P. Goodrich      48             Senior Vice President, PLM
                                        International; Senior Vice President
                                        PLM Transportation Equipment
                                        Corporation; President, PLM Railcar
                                        Management Services, Inc.

Dirk Langeveld           43             Senior Vice President, PLM
                                        Transportation Equipment Corporation

Steven O. Layne          40             Vice President, PLM Transportation
                                        Equipment Corporation


Stephen Peary            46             Senior Vice President, General Counsel
                                        and Secretary, PLM International,Inc.;
                                        Vice President, General Counsel and
                                        Secretary, PLM Financial Services,
                                        Inc., PLM Investment Management, Inc.,
                                        PLM Transportation Equipment
                                        Corporation; Vice President, PLM
                                        Securities Corp.

Thomas L. Wilmore        52             Vice President, PLM Transportation
                                        Equipment Corporation; Vice President,
                                        PLM Railcar Management Services Inc.

         J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988 Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska, and served in various financial positions with Northern Natural Gas Company, also of Omaha.

         Allen V. Hirsch became Vice Chairman of the Board and a Director of PLM International in April 1989. He is an Executive Vice President of PLM
International and President of PLM Securities Corp. Mr. Hirsch became the President of PLM Financial Services, Inc. in January 1986 and President of PLM Investment Management, Inc. and PLM Transportation Equipment Corporation in August 1985, having served as a Vice President of PLM Financial Services, Inc. and Senior Vice President of PLM Transportation Equipment Corporation beginning in August 1984, and as a Vice President of PLM Transportation Equipment Corporation beginning in July 1982 and of PLM Securities Corp. from July 1982 to October 1, 1987. He joined PLM, Inc. in July 1981, as Assistant to the Chairman. Prior to joining PLM, Inc., Mr. Hirsch was a Research Associate at the Harvard Business School. From January 1977 through September 1978, Mr. Hirsch was a consultant with the Booz, Allen and Hamilton Transportation Consulting Division, leaving that employment to obtain his master's degree in business administration.

         Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of America from 1968 to 1981 and Chairman of the Federal Reserve Bank of Philadelphia from 1962 to 1966. Dr. Hoadley has served as a Director of Transcisco Industries, Inc. since February 1988.

         Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991 Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fan's gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

         Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation ("C&H"), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

         Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March, 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April, 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

         J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

         Stephen M. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

         David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which is located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

         Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

         Douglas P. Goodrich was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich also serves as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

         Dirk Langeveld was appointed Vice President of PLM Transportation Equipment Corporation's Marine Division in June 1990 and Senior Vice President in January 1991. Mr. Langeveld was Executive Vice President, Chief Operation Officer, and a Director of Marine Transport Lines from 1987 to 1990. From 1977 to 1987 Mr. Langeveld was employed by Stolt Tankers and Terminals Inc. in a variety of executive positions in the United States and the Far East.

         Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and Senior Pilot with 13 years of accumulated service.

         Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois,

Georgetown University Law Center, and Boston University (Masters of Taxation Program).

         Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

         The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.











                                          (This space intentionally left blank)

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no directors, officers or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)           Security Ownership of Certain Beneficial Owners
              The General Partner is generally entitled to 5% interest in the profits and losses and distributions of the Partnership. At December 31, 1994, no investor was known by the General Partner to beneficially own more than 5% of the Depositary Units of the Partnership.

(b)           Security Ownership of Management
              Table 5, below, sets forth, as of the date of this report, the amount and the percent of the Partnership's outstanding Depositary Units beneficially owned by each director and executive officer and all directors and executive officers as a group of the General Partner and its affiliates:

                                                      TABLE 5
Name                                       Depositary Units    Percent of Units


J. Alec Merriam                                   1,000           *
Robert N. Tidball                                   400           *
Allen V. Hirsch                                     749           *


All directors and officers
as a group (3 people)                             2,149           *
                                                                               -

* Represents less than 1 percent of the Depositary Units outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)     Transactions with Management and Others

During 1994, management fees to IMI were $1,150,000. The General Partner and its affiliates were reimbursed $732,000 for administrative and data processing services performed on behalf of the Partnership in 1994. The Partnership paid lease negotiation and equipment acquisition fees of $653,000 to PLM Transportation Equipment Corporation. The Partnership paid Transportation Equipment Indemnity Company Ltd. ("TEI"), a wholly owned, Bermuda-based subsidiary of PLM International, $299,000 for insurance coverages during 1994 which amounts were paid substantially to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

(b)     Certain Business Relationships

None.

(c)     Indebtedness of Management

None.


(d)     Transactions with Promoters

None.

                                                      PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)     1.     Financial Statements
                     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual
                     Report.

      (b)            Reports on Form 8-K

                     None.

      (c)            Exhibits

              4.        Limited    Partnership    Agreement    of    Registrant.
                        Incorporated by reference to the Partnership's Registration Statement on Form S- 1 (Reg. No. 33-13113) which became effective with the Securities and Exchange Commission on June 5, 1987.

              4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership.

              10.1 Management Agreement between Registrant and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-13113) which became effective with the Securities and Exchange Commission on June 5, 1987.

              10.2      $35,000,000 Note Agreement, dated as of March 1, 1994.

              25.       Powers of Attorney.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Date:  March 24, 1995                       PLM EQUIPMENT GROWTH FUND II
                                            Partnership

                                            By:    PLM Financial Services, Inc.
                                                   General Partner



                                            By:    *
                                                   Allen V. Hirsch
                                                   President



                                            By:
                                                   J. Michael Allgood
                                                   Vice President and
                                                   Chief Financial Officer



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                               /s/ Stephen Peary
                                Stephen Peary
                                Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                  Capacity                              Date



*
Allen V. Hirsch                   Director - FSI                  March 24, 1995


*
J. Alec Merriam                   Director - FSI                  March 24, 1995


*
Robert L. Pagel                   Director - FSI                  March 24, 1995



* Stephen Peary, by signing his name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




                                                       /s/ Stephen Peary
                                                       Stephen Peary
                                                       Attorney-in-Fact

                                           PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)

                                           INDEX TO FINANCIAL STATEMENTS

                                                   (Item 14(a))


                                                                   Page

Report of Independent Auditors                                     37

Balance sheets as of December 31, 1994 and 1993                    38

Statements of operations for the years ended December 31, 1994,
      1993, and 1992                                               39

Statements of changes in partners' capital for the years
      ended December 31, 1994, 1993, and 1992                      40

Statements of cash flows for the years ended December 31,
      1994, 1993, and 1992                                         41

Notes to financial statements                                      42-49


All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                                          REPORT OF INDEPENDENT AUDITORS



The Partners
PLM Equipment Growth Fund II:

We have audited the financial statements of PLM Equipment Growth Fund II as listed in the accompanying index to financial statements (Item 14 (a)) for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund II as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.




SAN FRANCISCO, CALIFORNIA
March 17, 1995

                                           PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)

                                                  BALANCE SHEETS

                                                   December 31,
                                   (in thousands of dollars except unit amounts)

                                                      ASSETS
                                                                                      1994                    1993
                                                                                      ----                    ----

Equipment held for operating leases, at cost                                         $128,784                $149,451
Less accumulated depreciation                                                         (74,672)                (83,035)
                                                                                     --------                --------
  Net equipment                                                                        54,112                  66,416

Cash and cash equivalents                                                              12,348                   6,350
Restricted cash                                                                           296                   7,824
Accounts receivable, less allowance for doubtful
   accounts of $427 in 1994 and $235
   in 1993                                                                              2,258                   2,807
Lease negotiation fees to affiliate, net of
  accumulated amortization of $1,669 in
  1994 and $1,597 in 1993                                                                 178                     130
Debt issuance costs, net of accumulated
   amortization of $79 in 1994 and
   $100 in 1993                                                                           207                     138
Debt placement fees to affiliate, net of
  accumulated amortization of $50 in
  1994 and $157 in 1993                                                                    --                     221
Prepaid expenses and other assets                                                          86                     320
                                                                                     --------                --------
    Total assets                                                                     $ 69,485                $ 84,206
                                                                                     ========                ========

                                              LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

Accounts payable and accrued expenses                                                $    867                $  1,773
Due to affiliates                                                                         236                     355
Notes payable                                                                          35,000                  35,000
Prepaid deposits and reserve for repairs                                                3,229                   4,216
                                                                                     --------                --------
    Total liabilities                                                                  39,332                  41,344
                                                                                     --------                --------

Partners' capital (deficit):

Limited Partners (7,472,705 and 7,492,905
Depositary Units, including 1,150 Depositary
  Units held in the Treasury at December 31,
  1994 and 1993 respectively)                                                          30,850                  43,894
General Partner                                                                          (697)                 (1,032)
                                                                                     --------                --------
    Total partners' capital                                                            30,153                  42,862
                                                                                     --------                --------
       Total liabilities and partners' capital                                       $ 69,485                $ 84,206
                                                                                     ========                ========


                      See accompanying notes to financial
                                  statements.

                                            PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)

                                              STATEMENTS OF OPERATIONS
                                          For the years ended December 31,
                                  (thousands of dollars except per unit amounts)

                                                                  1994                 1993               1992
                                                                  ----                 ----               ----
Revenues:

   Lease revenue                                                   $23,251             $29,951            $ 34,575
   Interest and other income                                           728                 246                 262
   Net gain (loss) on disposition
    of equipment                                                     2,347               6,704                (329)
                                                                   -------             -------            ---------

      Total revenues                                                26,326              36,901              34,508

Expenses:

   Depreciation and amortization                                    11,141              13,504              16,753
   Management fees to affiliate                                      1,150               1,523               1,668
   Interest expense                                                  2,550               1,708               2,225
   Insurance expense to affiliate                                      299               1,082               1,089
   Other insurance expense                                             618               1,030               1,097
   Repairs and maintenance                                           4,307               4,970               6,952
   Marine equipment operating expenses                               3,033               5,185               6,239
   General and administrative expenses
     to affiliates                                                     732                 736                 562
   Other general and administrative
     expenses                                                        1,298               1,388               1,496
   Bad debt expense                                                    244                  18                  40
   Loss on revaluation of equipment                                    887                 161               6,876
                                                                   -------             -------            --------

      Total expenses                                                26,259              31,305              44,997
                                                                   -------             -------            --------

Net income (loss)                                                  $    67             $ 5,596            $(10,489)
                                                                   =======             =======            ========

Partners' share of net income (loss):

   Limited Partners                                                $  (899)            $ 4,471            $(11,459)
   General Partner                                                     966               1,125                 970
                                                                   -------             -------            --------

    Total                                                          $    67             $ 5,596            $(10,489)
                                                                   =======             =======            ========

Netincome  (loss)  per  Depositary  Unit  7,472,705,
   7,492,905,  and  7,499,605
   Depositary Units (including 1,150
     Depositary Units held in the
     Treasury) at December 31,
     1994, 1993 and 1992                                           $ (0.12)            $  0.60          $    (1.53)
                                                                   =======             =======          ==========

Cash distributions                                                 $12,620             $12,665          $   17,370
                                                                   =======             =======          ==========

Cash distributions per Depositary
   Unit                                                            $  1.60             $  1.60          $    2.20
                                                                   =======             =======          =========

                      See accompanying notes to financial
                                  statements.

                                            PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)

                                     STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL
                               For the years ended December 31, 1994, 1993, and 1992
                                               (thousands of dollars)


                                                                 Limited                General
                                                                  Partners              Partner               Total


Partners' capital (deficit)
    at December 31, 1991                                          $ 79,488              $(1,628)           $ 77,860

Net income (loss)                                                  (11,459)                 970             (10,489)

Cash distributions                                                 (16,502)                (868)            (17,370)
                                                                  --------              -------            --------

Partners' capital (deficit)
    at December 31, 1992                                            51,527               (1,526)             50,001

Net Income                                                           4,471                1,125               5,596

Cash distributions                                                 (12,034)                (631)            (12,665)

Repurchase of Depositary Units                                         (70)                  --                 (70)
                                                                  --------              -------            --------

Partners' capital (deficit)
    at December 31, 1993                                            43,894               (1,032)             42,862

Net income (loss)                                                     (899)                 966                  67

Cash distributions                                                 (11,989)                (631)            (12,620)

Repurchase of Depositary Units                                        (156)                  --                (156)
                                                                  --------              -------            --------

Partners' capital (deficit)
  at December 31, 1994                                            $ 30,850              $  (697)           $ 30,153
                                                                  ========              =======            ========


                      See accompanying notes to financial
                                  statements.

                                            PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)

                                              STATEMENTS OF CASH FLOWS
                                          For the years ended December 31,
                                               (thousands of dollars)

                                                        1994        1993         1992
                                                        ----        ----         ----
Operating activities:
  Net income (loss)                                  $       67   $    5,596   $  (10,489)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Net (gain) loss on disposition of equipment          (2,347)      (6,704)         329
    Write-off of unamortized loan origination
      cost and debt placement fees                          305         --           --
    Loss on revaluation of equipment                        887          161        6,876
    Depreciation and amortization                        11,141       13,504       16,753
    Changes in operating assets and liabilities:
      Restricted cash                                       150         (162)         205
      Accounts receivable, net                              644       (1,209)         795
      Insurance reimbursement receivable                   --          2,810        3,452
      Prepaid expenses                                      234          201         (360)
      Accounts payable and accrued expenses                (863)         501         (165)
      Due to affiliates                                    (121)          46         (272)
      Accrued drydock expenses                            2,201        1,458         --
      Prepaid deposits and reserve for repairs             (988)       1,088          320
                                                     ----------   ----------   ----------
Net cash provided by operating activities                11,310       17,290       17,444
                                                     ----------   ----------   ----------

Investing activities:
  Proceeds from disposition of equipment                 13,558       21,229          763
  Payments of acquisition-related fees
    to affiliate                                           (534)        (565)        (157)
  Payments for purchases of equipment                   (11,856)     (12,345)      (4,043)
  Payment for capital improvements                         (727)        --           --
  Decrease in restricted cash                             7,378       (5,852)       2,595
  Payments of lease negotiation fees to affiliate          (119)        (126)         (63)
                                                     ----------   ----------   ----------
Net cash provided by (used in) investing activities       7,700        2,341         (905)
                                                     ----------   ----------   ----------

Financing activities:
  Proceeds from notes payable                            35,000         --           --
  Principal payments on notes payable                   (35,000)      (3,218)      (3,506)
  Payments of debt issuance costs                          (236)         (50)        --
  Cash distributions paid to partners                   (12,620)     (12,665)     (17,370)
  Repurchase of Depositary Units                           (156)         (70)        --
                                                     ----------   ----------   ----------
Net cash used in financing activities                   (13,012)     (16,003)     (20,876)
                                                     ----------   ----------   ----------

Cash and cash equivalents:
Net increase (decrease) in cash and cash
  equivalents                                             5,998        3,628       (4,337)

Cash and cash equivalents at beginning of year            6,350        2,722        7,059
                                                     ----------   ----------   ----------
Cash and cash equivalents at end of year             $   12,348   $    6,350   $    2,722
                                                     ==========   ==========   ==========
Supplemental information:
        Interest paid                                $    2,246   $    1,708   $    2,257
                                                     ==========   ==========   ==========


                      See accompanying notes to financial
                                  statements.

                                            PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994

1.      Basis of Presentation

        Organization

        PLM Equipment Growth Fund II, a California limited partnership (the "Partnership") was formed on March 30, 1987. The Partnership engages in the business of owning and leasing primarily used transportation equipment. The Partnership commenced significant operations in June, 1987. PLM Financial Services, Inc. ("FSI") is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. ("PLM International").

        The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. At the conclusion of the Partnership's seventh year of operations on December 31, 1995, the General Partner will stop reinvesting excess cash and will start distributing these funds, if any, to the Partners. Beginning in the eleventh year, the General Partner intends to begin an orderly liquidation of the Partnership's assets.

        FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner (see Net Income (Loss) and Distributions per Depositary Unit, below). The General Partner is entitled to an incentive fee equal to 7.5% of "Surplus Distributions", as defined in the Partnership Agreement, remaining after the Limited Partners have received a certain minimum rate of return.

        Operations

        The equipment of the Partnership is managed under a continuing management agreement, by PLM Investment Management, Inc. ("IMI"), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a general partner of other limited partnerships.

        Accounting for Leases

        The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

                                            PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994

1.      Basis of Presentation    (continued)

        Translation of Foreign Currency Transactions

        The Partnership is a domestic partnership, however, a limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

        Depreciation and Amortization

        Depreciation of equipment held for operating leases is computed on the 200% declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other types of equipment. The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the loan for which they are paid.

        Revaluation of Equipment

        The Partnership reviews the carrying value of its equipment at least annually in relation to expected market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded.

        Repairs and Maintenance

        Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft airframes and engines, escrow accounts are prefunded by the lessees. Estimated costs associated with marine vessel drydockings, which are included in repairs and maintenance expense, are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as prepaid deposits and reserve for repairs.

        Net Income (Loss) and Distributions per Depositary Unit

        The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner. During

                                            PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994



1.      Basis of Presentation  (continued)

        Net Income (Loss) and Distributions per Depositary Unit (continued)

        1994, the General Partner received a special allocation of income of $963,000 ($845,000 in 1993 and $1,495,000 in 1992). The Limited
        Partners' net income or loss and distributions are allocated among the Limited Partners based on the number of Depository Units owned by each Limited Partner. Cash distributions are recorded when paid. Cash distributions  of  $3,146,000,  $3,155,000,  and  $3,158,000  ($0.40 per
        Depositary Unit) were declared on December 31, 1994, 1993, and 1992 and paid on February 15, 1995, 1994, and 1993 respectively, to the unitholders of record as of December 31, 1994, 1993, and 1992 respecetively. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. Cash distributions to Limited Partners of $11,989,000, $7,562,000, and $16,502,000 in 1994, 1993, and
        1992, respectively, were deemed to be a return of capital.

        Cash and Cash Equivalents

        The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. Lessee security deposits held by the Partnership are considered restricted cash.

        Reclassifications

        Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation. Transportation equipment held for operating leases at December 31, 1994 and 1993, includes equipment previously reported as held for sale.

        Restricted Cash

        Under the Partnership's new loan agreement (See Footnote 4 to the Financial Statements), at December 31, 1994, the Partnership is no longer required to deposit proceeds realized on the sale or disposal of equipment into a joint escrow account, to be held only for equipment acquisitions or debt paydown. At December 31, 1993, the Partnership was required to deposit proceeds realized on the sale or disposal of equipment into the joint escrow account, and the proceeds could only be used for the above-mentioned purposes.

2.      General Partner and Transactions with Affiliates

        FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee equal to the greater of (i) 5% of Gross Revenues (as defined in the agreement)

                                            PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994



2.      General Partner and Transactions with Affiliates (continued)

        prior to the payment of any principal and interest incurred in connection with any indebtedness, or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to certain adjustments. Management fees were $1,150,000, $1,523,000, and $1,668,000, during
        1994, 1993, and 1992, respectively. The Partnership reimbursed FSI and its affiliates $732,000, $736,000, and $562,000 for administrative and data processing services performed on behalf of the Partnership in 1994, 1993, and 1992, respectively. Debt placement fees are charged by the General Partner in an amount equal to 1% of the Partnership's borrowings less amounts paid to third parties in relation to the debt placement. No debt placement fees were paid or payable to FSI during 1994, 1993 and 1992.

        The Partnership paid lease negotiation and equipment acquisition fees of $653,000, $691,000, and $220,000 in 1994, 1993, and 1992, respectively to PLM Transportation Equipment Corporation ("TEC"). TEC is a wholly owned subsidiary of FSI.

        The Partnership paid $299,000,  $1,082,000, and $1,089,000 in 1994, 1993 and 1992 respectively, to Transportation Equipment Indemnity Company Ltd. ("TEI") which provides insurance coverages for Partnership equipment and other insurance brokerage services to the Partnership. TEI is an affiliate of the General Partner. A substantial portion of these amounts was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

        At December 31, 1994, approximately 31% of the Partnership's trailer equipment had been transferred into rental yards operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership.

        The Partnership owns certain equipment for lease in conjunction with affiliated partnerships. In 1994, this equipment included two commercial aircraft (each 50% owned), a bulk carrier marine vessel (50% owned) and one mobile offshore drilling unit (55% owned).

        The balance due to affiliates at December 31, 1994, includes $236,000 due to FSI and its affiliates. The balance due to affiliates at December 31, 1993, includes $355,000 due to FSI and its affiliates.

                                            PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994

3.       Equipment

         Equipment held for operating leases is stated at cost. The components of equipment at December 31, 1994, and 1993, are as follows (in thousands):

                                                         1994           1993
                                                         ----           ----

Equipment held for operating leases:

Rail equipment                                        $  19,749       $  19,800
Marine containers                                        17,939          17,889
Marine vessels                                            4,702          29,461
Aircraft                                                 50,644          49,939
Trailers and tractors                                    23,092          16,049
Mobile offshore drilling unit                            12,658          16,313
                                                      ---------       ---------
                                                        128,784         149,451
Less accumulated depreciation                           (74,672)        (83,035)
                                                      ---------       ---------

Net equipment                                         $  54,112       $  66,416
                                                      =========       =========


         Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. Some of the Partnership's marine vessel and some of its marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage travelled or a fixed rate; rents for all other equipment are based on fixed rates.

         As of December 31, 1994, all equipment in the Partnership portfolio was either operating in short-term rental facilities or on lease, except 266 marine containers and one tractor. The aggregate carrying value of equipment off lease was $1,136,000 and $172,000 at December 31, 1994, and 1993, respectively.

         During 1994, the Partnership purchased 1,959 marine containers and 649 trailers at a cost of $11.9 million and paid acquisition and lease negotiation fees of $0.6 million to TEC. During 1993, the Partnership purchased 26 trailers and a 55% interest in a mobile offshore drilling unit at a cost of $12.3 million and paid acquisition and lease negotiation fees of $0.7 million to TEC (see Footnote 2 to the Financial Statements).

         During 1994, the Partnership sold or disposed of 423 marine containers, 267 trailers, two railcars, two marine vessels, and a 12% interest in a mobile

                                            PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994

3.       Equipment (continued)

         offshore drilling unit with an aggregate net book value of $13.5 million and accrued drydock reserves of $2.2 million for aggregate proceeds of $13.6 million. During 1993, the Partnership sold or disposed of one aircraft, three marine vessels, 124 tractors and trailers, 639 railcars, and 305 marine containers with an aggregate net book value of $16.0 million and accrued drydock reserves of $1.5 million for aggregate proceeds of $21.2 million.

         The Partnership reduced the carrying value of two aircraft by $887,000 during 1994 and reduced the carrying value of 50 pulpwood railcars by $161,000 during 1993 to their estimated net realizable value.

         All leases are being accounted for as operating leases. Future minimum rentals receivable under noncancelable leases at December 31, 1994, during each of the next five years are approximately $9,781,000 - 1995; $6,546,000 - 1996; $2,482,000 - 1997; $498,000 - 1998; and $195,000 -
         1999. Contingent rentals based upon utilization were approximately $7,064,000 in 1994, $6,544,000 in 1993, and $8,738,000 in 1992.

         The Partnership owned two marine vessels and an interest in one mobile offshore drilling unit, and currently owns an interest in another mobile offshore drilling unit, a marine vessel, marine containers, aircraft and rail equipment which are leased and operated internationally. Respective revenues and expenses (including depreciation and amortization) for these assets for the years ended December 31, 1994, 1993, and 1992, are as follows (in thousands):

                                               1994         1993         1992
                                               ----         ----         ----
Revenues:
  Marine vessels                               $ 5,294      $11,956      $15,284
  Marine containers                              1,826        2,506        3,193
  Aircraft                                       3,208        3,768        6,161
  Rail equipment                                 1,800        1,742        1,672
  Mobile offshore drilling
    units                                        2,488        1,418          455

Expenses:
  Marine vessels                               $ 7,639      $13,671      $17,217
  Marine containers                              1,938        1,501        2,054
  Aircraft                                       3,154        4,098        4,801
  Rail equipment                                   811          847        1,554
  Mobile offshore drilling
    units                                        2,473        1,560          523

                                                  PLM EQUIPMENT GROWTH FUND II
                                                     (A Limited Partnership)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                        December 31, 1994


3.            Equipment (continued)


              The net book value of these assets at December 31, 1994, and 1993, is as follows (in thousands):

                                                          1994           1993
                                                          ----           ----

Marine vessels                                            $ 2,174        $13,295
Marine containers                                           7,533          7,220
Aircraft                                                    9,144         15,027
Rail equipment                                              2,215          2,611
Mobile offshore drilling units                              9,670         14,226

              There were no lessees that accounted for 10% or more of total revenues for 1994 and 1993. Lessees accounting for 10% or more of total revenues in 1992 were Commodity Ocean Trading Company (21% in 1992), and Sinochem (12% in 1992).

4.            Notes Payable

              Debt borrowings of the Partnership are as follows:

                                                           1994            1993
                                                           ----            ----

Notes  payable to  insurance  companies  under a $35 million  loan facility,  bearing  interest at LIBOR + 1.55% per annum  (8.05% at
December 31, 1994)
payable quarterly in arrears.                             $35,000,000 $       --

Notes payable to a bank under a $35 million loan facility, bearing interest at LIBOR + 1.25% per annum  (4.56% at December  31, 1993)
payable monthly, principal refinanced on March 31,
1994.                                                            --  35,000,000
                                                        -----------  -----------

              Total notes payable                       $35,000,000  $35,000,000
                                                        ===========  ===========


              On March 31, 1994, the Partnership completed a refinancing of its $35 million bank loan which was originally due on September 30, 1995.

                                           PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1994


4.            Notes Payable (continued)

              The new $35 million loan facility is unsecured and nonrecourse, limits additional borrowings, and specifies covenants related to collateral coverage, fixed charge coverage, ratios for market value, and composition of the equipment owned by the Partnership. The loan facility bears interest at LIBOR + 1.55% per annum (8.05% at December 31, 1994) and is payable quarterly in arrears. Principal is payable in annual installments of $4 million on March 31, 1996 and 1997, $9 million on March 31, 1998 and 1999, and a final payment of $9 million on March 31, 2000. The Partnership paid a facility fee of $236,000 to the lender in connection with this credit facility.

              The General Partner believes that the book value of the Notes Payable approximates fair market value due to its variable interest rate.

              The previous $35,000,000 loan facility was unsecured and nonrecourse, limited additional borrowings, and specified covenants related to tangible net worth, collateral coverage, and ratios for market value and composition of the equipment owned by the Partnership.

              The previous loan facility required the Partnership to deposit proceeds realized on the sale or disposal of equipment into a joint escrow account, where the funds could only be used for the purchase of additional equipment, or reduce on a pro-rata basis the outstanding balance of the Partnership's debt. At December 31, 1993, $7.4 million of these proceeds were held by the Partnership as Restricted cash. Upon refinancing, the new lender lifted all restrictions on proceeds from the sale of assets. As of March 31, 1994, these funds are no longer considered restricted cash.

5.            Income Taxes

              The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

              As of December 31, 1994, there were temporary differences of approximately $9,803,000 between the financial statement carrying values of certain assets and liabilities and the income tax bases of such assets and liabilities, primarily due to the differences in depreciation methods and in the method of providing reserves for repairs.

6.            Subsequent Event

              Cash distributions of $2,982,000 ($0.40 per Depositary Unit) were declared on March 16, 1995, and are to be paid on May 15, 1995, to the unitholders of record as of March 31, 1995. The Partnership repurchased 18,200 Depositary Units at a total cost of $0.1 million for the period January 1, 1995 to March 17, 1995.

                                           PLM EQUIPMENT GROWTH FUND II

                                                 INDEX OF EXHIBITS

Exhibit                                                        Page


4.        Limited Partnership Agreement of Partnership         *

4.1       Amendment to Limited Partnership Agreement of
          Registrant                                           *

10.1      Management Agreement between Partnership and         *
          PLM Investment Management, Inc.

          $35,000,000 Note Agreement, dated as of
          March 1, 1994.                                       *


25.       Powers of Attorney                                   51-54







*Incorporated by reference.  See page 33 of this report.