Form 10-Q
period 1995-03-31
PLM EQUIPMENT GROWTH FUND II
filed 1995-05-12
CIK 812072

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                -------------------
                                                     FORM 10-Q

  [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1995.

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from              to

                        Commission file number 33-32258
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


    Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

               Class                                Outstanding at May 12, 1995
    Limited Partnership Depositary Units                 7,442,805

    General Partnership Units:                           1

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)

                                 BALANCE SHEETS
                           (in thousands of dollars)

                                     ASSETS




                                                     March 31,     December 31,
                                                       1995            1994

Equipment held for operating leases                   $ 119,053       $ 128,784
Less accumulated depreciation                           (70,666)        (74,672)
                                                      ---------       ---------
                                                         48,387          54,112
Equipment held for sale                                   3,347            --
                                                      ---------       ---------
  Net equipment                                          51,734          54,112

Cash and cash equivalents                                 4,024          12,348
Restricted cash                                             208             296
Accounts receivable, less allowance
  for doubtful accounts of $439 in 1995
  and $427 in 1994                                        2,535           2,258
Deferred charges, net of accumulated
  amortization of $1,423 in 1995
  and $1,798 in 1994                                        354             385
Prepaid expenses and other assets                            47              86
                                                      ---------       ---------

        Total assets                                  $  58,902       $  69,485
                                                      =========       =========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                    $    907      $    867
Due to affiliates                                             203           236
Notes payable                                              28,000        35,000
Prepaid deposits and reserve for repairs                    2,721         3,229
                                                         --------      --------
      Total liabilities                                    31,831        39,332

Partners' capital (deficit):

Limited Partners  (7,452,505 and 7,472,705
  Depositary  Units,  including 1,150
  Depositary Units held in the Treasury) at
  March 31, 1995 and December 31, 1994                     27,742        30,850
General Partner                                              (671)         (697)
                                                         --------      --------
      Total partners' capital                              27,071        30,153
                                                         --------      --------

        Total liabilities and partners'
          capital                                        $ 58,902      $ 69,485
                                                         ========      ========



                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)

                              STATEMENTS OF INCOME
                 (thousands of dollars except per unit amounts)


                                                           For the three months
                                                             ended March 31,
                                                           1995          1994


Revenues:
  Lease revenue                                           $ 4,531       $ 6,169
  Interest and other income                                   145           113
  Net gain on disposition of
    equipment                                                  50           581
                                                          -------       -------
        Total revenues                                      4,726         6,863

Expenses:
  Depreciation and amortization                             2,345         2,757
  Management fees to affiliate                                238           299
  Interest expense                                            712           550
  Insurance expense to affiliate                               87           (73)
  Other insurance expense                                      17            65
  Repairs and maintenance                                     554         1,321
  Marine equipment operating
    expenses                                                  (34)          791
  General and administrative
    expenses to affiliates                                    231           180
  Other general and administrative
    expenses                                                  328           207
                                                          -------       -------
        Total expenses                                      4,478         6,097
                                                          -------       -------

Net income                                                $   248       $   766
                                                          =======       =======

Partners' share of net income:
  Limited Partners                                        $    65       $   608
  General Partner                                             183           158
                                                          -------       -------
        Total                                             $   248       $   766
                                                          =======       =======

Net income per Depositary Unit
  (7,452,505 and 7,454,505  Units,
  including 1,150 Units held in Treasury
  at March 31, 1995 and 1994, respectively)               $  0.01       $  0.08
                                                          =======       =======

Cash distributions                                        $ 3,146       $ 3,155
                                                          =======       =======

Cash distributions per Depositary Unit                    $  0.40       $  0.40
                                                          =======       =======

                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the period ended December 31, 1993 to March
                                    31, 1995
                             (thousands of dollars)



                                            Limited      General
                                           Partners      Partner        Total

Partners' capital (deficit)
  at December 31, 1993                    $  43,894     $  (1,032)    $  42,862

Net income (loss)                              (899)          966            67

Cash distributions                          (11,989)         (631)      (12,620)

Repurchase of Depositary Units                 (156)         --            (156)
                                          ---------     ---------     ---------

Partners' capital (deficit)
  at December 31, 1994                       30,850          (697)       30,153

Net income                                       65           183           248

Cash distributions                           (2,989)         (157)       (3,146)

Repurchase of Depositary Units                 (184)         --            (184)
                                          ---------     ---------     ---------

Partners' capital (deficit)
  at March 31, 1995                       $  27,742     $    (671)    $  27,071
                                          =========     =========     =========




                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)



                                                          For the three months
                                                             ended March 31,
                                                            1995         1994

Operating activities:
  Net income                                               $    248    $    766
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Net gain on disposition of equipment                      (50)       (581)
      Depreciation and amortization                           2,345       2,757
      Changes in operating assets and liabilities:
        Restricted cash                                          88         303
        Accounts receivable, net                               (277)        578
        Due to affiliates                                       (36)        (98)
        Prepaid expenses and other assets                        39          30
        Accounts payable and accrued expenses                    40        (694)
        Prepaid deposits and reserve for repairs               (508)      1,660
                                                           --------    --------
Net cash provided by operating activities                     1,889       4,721
                                                           --------    --------

Investing activities:
  Proceeds from disposition of equipment                        125       1,685
  Payments of acquisition-related fees to affiliate            --           (22)
  Payments for purchase of equipment                           --          (501)
  Payments for capital improvements                              (8)       (450)
  Payments for lease negotiation fees                          --            (5)
                                                           --------    --------
Net cash provided by investing activities                       117         707
                                                           --------    --------

Financing activities:
  Principal payments on notes payable                        (7,000)       --
  Cash distributions paid to partners                        (3,146)     (3,155)
  Payments of debt issuance costs                              --          (236)
  Repurchase of depositary units                               (184)       --
                                                           --------    --------
Net cash used in financing activities                       (10,330)     (3,391)
                                                           --------    --------

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents         (8,324)      2,037

Cash and cash equivalents at beginning of period             12,348       5,996
                                                           --------    --------

Cash and cash equivalents at end of period                 $  4,024    $  8,033
                                                           ========    ========

Supplemental information:
  Interest paid                                            $    704    $    550
                                                           ========    ========


                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995




1.    Opinion of Management

      In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the "Partnership") as of March 31, 1995, the statements of income and cash flows for the three months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.    Reclassification

      Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

3.    Cash Distributions

      Cash distributions are recorded when paid and totaled $3,146,000 and $3,155,000 for the three months ended March 31, 1995 and 1994, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of 2,924,000 and 2,389,000 for the three months ended March 31, 1995, and 1994, respectively, were deemed to be a return of capital.

      Cash distributions of $2,981,000 ($0.40 per Depositary Unit) were declared on March 16, 1995, and are to be paid on May 15, 1995, to the unitholders of record as of March 31, 1995.

4.    Repurchase of Depository Units

      On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depository Units. In the three months ended March 31, 1995, the Partnership had purchased and canceled 20,200 Depository Units at a cost of $0.2 million. As of March 31, 1995, the Partnership had cumulatively repurchased 47,100 Depository Units at a cost of $0.5 million.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995




5.    Equipment

      Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. The components of equipment are as follows (in thousands):

                                                     March 31,     December 31,
                                                       1995            1994
Equipment held for operating leases:

Rail equipment                                       $  19,760        $  19,749
Marine containers                                       17,705           17,939
Marine vessel                                             --              4,702
Aircraft                                                45,838           50,644
Trailers and tractors                                   23,092           23,092
Mobile offshore drilling unit                           12,658           12,658
                                                     ---------        ---------
                                                       119,053          128,784
Less accumulated depreciation                          (70,666)         (74,672)
                                                     ---------        ---------
                                                        48,387           54,112
Equipment held for sale                                  3,347             --
                                                     ---------        ---------
    Net Equipment                                    $  51,734        $  54,112
                                                     =========        =========

      Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. The Partnership's marine vessel and certain of its marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage travelled or a fixed rate; rents for all other equipment are based on fixed rates.

      As of March 31, 1995, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two aircraft, 12 railcars, one tractor, and 243 marine containers. The aggregate carrying value of equipment off lease was $5,280,000 at March 31, 1995.

      During the three months ended March 31, 1995, the Partnership disposed of 61 marine containers, with a net book value of $75,000, for proceeds of $125,000. For the three months ended March 31, 1994, the Partnership sold or disposed of 95 marine containers and 261 trailers, with an aggregate net book value of $1.1 million, for proceeds of $1.7 million.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995



6.    Notes Payable

      On March 31, 1995, the Partnership prepaid $7,000,000 of the outstanding notes payable of $35 million. This payment was applied to the principal payments due March 31, 1996 and 1997.

7.    Subsequent Event

      In April of 1995, a DC-9 aircraft, of which the Partnership owns a 50% interest, was sold for proceeds of $1.25 million. In May of 1995, the Partnership sold a 50% interest in a marine vessel with a carrying value of $2.1 million for approximately $2.4 million, net of selling costs. Included in the gain on sale of the marine vessel is the unused portion of accrued drydocking of $0.3 million. The aircraft and marine vessel were classified as equipment held for sale at March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A)   Results of Operations - Quarter over Quarter Summary

The Partnership's operating income before depreciation, amortization, and gain/loss on sales declined by approximately 14% in the first quarter of 1995 from the same period in 1994. This decline is attributable primarily to:

- - sales or liquidations of equipment subsequent to the first quarter 1994, as the Partnership sold its 12.5% interest in a rig in December 1994, sold two marine vessels in September of 1994, sold 261 trailers at the end of March 1994, and realized the liquidation or disposal of approximately 484 containers in the 12 month period ended March 31, 1995;

- - a 60% reduction in lease rate for one of the Partnership's aircraft as its lease was renegotiated in the third quarter of 1994, a reduction in contribution from aircraft in the first quarter 1995 as one aircraft came off-lease in January while another was off- lease undergoing maintenance, and a reduction of 31% in daily lease rate for its rig in which the Partnership owns a 55% interest effective January 30, 1995;

- - increases in interest expense on the Partnership's floating rate debt as rates rose from the first quarter 1994 to the end of the first quarter in 1995.

The Partnership purchased 636 trailers in the third and fourth quarters of 1994, and 1,959 containers between the first and third quarters of 1994. The lessee of the containers encountered financial difficulties in the fourth quarter of 1994, resulting in the establishment of reserves against accrued revenues in the first quarter 1995. Contributions realized from the trailers purchased in 1994 partially offset declining performance resulting from the events described above.

(B)   Financial Condition - Capital Resources, Liquidity, and Distribution

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $28.0 million, can only be increased up to a maximum of $35 million subject to specific covenants in the existing debt agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners, and increase the Partnership's equipment portfolio with any remaining surplus cash available.

During the quarter ended March 31, 1995, the Partnership used $7.0 million in proceeds from sales of equipment to prepay the first annual principal installment of the loan due March 31, 1996, and to partially repay the second annual installment due March 31, 1997.

For the quarter ended March 31, 1995, the Partnership generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $0.6 million to maintain the current level of distributions (total 1995 of $3.1 million) to the partners.

(C)   Depositary Unit Repurchase Plan

On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the three months ended March 31, 1995, the Partnership had purchased and canceled 20,200 Depository Units at a cost of $0.2 million. As of March 31, 1995, the Partnership had cumulatively repurchased 47,100 Depositary Units at a cost of $0.5 million.

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1995 and 1994

(A)   Revenues

Total revenues of $4.7 million for the quarter ended March 31, 1995, declined from $6.9 for the same period in 1994. This decrease resulted primarily from lower lease revenue, and a smaller net gain on disposition of equipment.

(1) Lease revenues decreased to $4.5 million in the quarter ended March 31, 1995, from $6.2 million in the same period in 1994. The following table presents lease revenues earned by equipment type (in thousands):

                                                     For the three months ended
                                                                March 31,
                                                           ------------------
                                                           1995          1994
                                                         ---------      -------

Trailers and tractors                                      $1,403         $  922
Rail equipment                                              1,142          1,109
Aircraft                                                      875          1,234
Marine containers                                             473            468
Mobile offshore drilling units                                382            583
Marine vessels                                                256          1,853
                                                           ------         ------
                                                           $4,531         $6,169
                                                           ======         ======

Significant revenue component changes from quarter to quarter resulted primarily from:

     (a) declines of $1.6 million in marine vessel revenues due to the sale of two marine vessels in the third quarter of 1994, which were on voyage charters during the first quarter of 1994;

      (b) declines of $0.4 million in aircraft revenue due to the off-lease status of two aircraft in the beginning of 1995, and a lower re-lease rate on another aircraft;

      (c) a decrease of $0.2 million in mobile offshore drilling unit ("rig") revenue due to the sale of one rig in the fourth quarter of 1994;

      (d) an increase of $0.5 million in trailer and tractor revenue due to the purchase of 649 trailers in the third and fourth quarters of 1994, offsetting revenues earned by trailers sold at the end of March 1994.

(2) Net gain on disposition of equipment during the first quarter of 1995 totaled $50,000 from the disposal of 61 marine containers, with a net book value of $75,000 for proceeds of $125,000. During the same period in 1994, the net gain on disposition of equipment was $0.6 million from the sale or disposal of 261 trailers, and 95 marine containers with a net book value of $1.1 million, for proceeds of $1.7 million.

(B)   Expenses

Total expenses for the quarter ended March 31, 1995, decreased to $4.5 million from $6.1 million for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in repairs and maintenance, marine equipment operating expense and depreciation expense.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $0.6 million in the first quarter of 1995, from $2.1 million in the same period in 1994. This decrease resulted from:

      (a) decreases of $0.8 million in repairs and maintenance costs from 1994 levels resulted from the sale of two marine vessels in the third quarter of 1994. These declines were offset slightly by increases in trailer expenses resulting from the refurbishment of the 536 trailers purchased in the 4th quarter of 1994, prior to transitioning to the short-term rental facilities;

      (b) decreases of $0.8 million in marine equipment operating expense resulted from the sale of two vessels marine in the third quarter of 1994;

      (c) increases of $0.1 million in insurance expense which resulted from a $0.2 million refund in 1994, from an insurance pool which the Partnership's marine vessels participate, due to lower than expected insurance claims in the pool. A similar refund was not received during the first quarter of 1995. This increase was offset by a decrease of $0.1 million due to the sale of two marine vessels in the third quarter of 1994.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased slightly to $3.9 million in the first quarter of 1995 from $4.0 million in the same period in 1994. This decrease resulted from:

      (a) decreases of $0.4 million in depreciation and amortization expense from 1994 levels, reflecting the Partnership's double-declining depreciation method and the effect of asset sales in 1994 and 1995, offset, in part, by the purchase of equipment during the later part of 1994;

      (b) decreases of $0.1 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1995 as compared to 1994;

      (c) increases of $0.2 million in interest expense resulting from a higher base rate of interest charged on the Partnership's floating rate debt;

      (d) increases of $0.2 million in general and administrative expenses from 1994 levels resulting from the increased administrative costs associated with the short-term rental facilities due to an additional 636 trailers now operating in the facilities in the first quarter of 1995 when compared to the same period in 1994.

(C)   Net Income

      The Partnership's net income of $0.2 million for the first quarter of 1995 decreased from a net income of $0.8 million in the same period of 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter 1995 is not necessarily indicative of future periods. In the first quarter 1995, the Partnership distributed $3.0 million to the Limited Partners, or $0.40 per Depositary Unit.

Trends

Generally, Partnership performance continues to be sensitive to trends in those industry segments in which the Partnership equipment is either subject to frequent re-leasing activity, or is impacted by changing demand for particular Partnership equipment. In the former case, the Partnership's trailers have been subject to softening demand, particularly for refrigerated over-the-road units; and its rigs and vessels have been subject to relatively low rates in essentially static markets. In the latter case, the Partnership's 10-12 year old containers (the majority of its container portfolio) are being retired at an increased rate as container manufacturers step up deliveries of new containers; while demand for the Partnership's older Stage II aircraft and engines has declined in the U.S. market, leading the General Partner to re-market such equipment abroad. Currently, demand for Partnership equipment remains strong in the rail and over- the-road dry van areas.

The General Partner monitors these equipment markets. In those markets in which the cyclical nature of demand has short-to intermediate-term impact, the General Partner expects that partnership performance will be subject to such market fluctuations and will vary accordingly. In those markets in which demand for Partnership equipment has dropped for unacceptable lengths of time, the General Partner takes appropriate action to reduce the Partnership's exposure to such events.

The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal and cash distributions to acquire additional equipment through the end of its planned reinvestment period, which ends December 31, 1995.

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


                          PLM EQUIPMENT GROWTH FUND II



                                             By:  PLM Financial Services, Inc.
                                                  General Partner




Date:  May 12, 1995                          By:  /s/ David J. Davis
                                                  ------------------
                                                  David J. Davis
                                                  Vice President and
                                                  Corporate Controller