Form 10-Q
period 1995-06-30
PLM EQUIPMENT GROWTH FUND II
filed 1995-08-07
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1995.

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

    Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

                          Class                  Outstanding at August 7, 1995
  Limited Partnership Depositary Units                     7,439,005
  General Partnership Units                                        1

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)

                                 BALANCE SHEETS
                           (in thousands of dollars)

                                     ASSETS

                                                                                June 30,           December 31,
                                                                                 1995                 1994

  Equipment held for operating leases                                         $  116,154           $  128,784
  Less accumulated depreciation                                                  (71,688)             (74,672)
                                                                                  44,466               54,112
  Equipment held for sale                                                          1,918                   --
    Net equipment                                                                 46,384               54,112

  Cash and cash equivalents                                                        7,179               12,348
  Restricted cash                                                                    296                  296
  Accounts receivable, less allowance for
    doubtful accounts of $665 in 1995 and $427 in 1994                             2,255                2,258
  Deferred charges, net of accumulated amortization of
    $1,454 in 1995 and $1,798 in 1994                                                323                  385
  Prepaid expenses and other assets                                                   20                   86

  Total assets                                                                $   56,457           $   69,485


                    LIABILITIES AND PARTNERS' CAPITAL


  Liabilities:

  Accounts payable and accrued expenses                                       $    1,047           $      867
  Due to affiliates                                                                  364                  236
  Note payable                                                                    28,000               35,000
  Prepaid deposits and reserve for repairs                                         2,512                3,229
    Total liabilities                                                             31,923               39,332

  Partners' capital  (deficit):

  Limited Partners (7,439,005 and 7,472,705 Depositary Units,
    including 1,150 Depositary Units held in the
    Treasury at June 30, 1995 and December 31, 1994)                              25,293               30,850
  General Partner                                                                  (759)                 (697)
    Total partners' capital                                                       24,534               30,153

  Total liabilities and partners' capital                                     $   56,457           $   69,485


                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               (In thousands of dollars except per unit amounts)


                                                      For the three months                  For the six months
                                                         ended June 30,                       ended June 30,
                                                         1995         1994                1995            1994

  Revenues:

    Lease revenue                                   $   4,407      $   6,112           $   8,938       $  12,281
    Interest and other income                             104            242                 249             355
    Net gain  on disposition of equipment                 804             59                 854             640
        Total revenues                                  5,315          6,413              10,041          13,276

  Expenses:

    Depreciation and amortization                       1,985          2,764               4,330           5,521
    Management fees to affiliate                          196            312                 434             611
    Interest expense                                      555            824               1,267           1,374
    Insurance expense to affiliate                         --            168                  87             105
    Other insurance expense                                78            291                  95             346
    Repairs and maintenance                               848          1,259               1,401           2,580
    Marine equipment operating expenses                   179          1,063                 145           1,854
    General and administrative
      expenses to affiliates                              231            158                 462             338
    Other general and administrative expenses             327            368                 638             546
    Bad debt expense                                      233             22                 251              51
        Total expenses                                  4,632          7,229               9,110          13,326

  Net income (loss)                                 $     683      $    (816)          $     931       $     (50)

  Partners' share of net income (loss):

    Limited Partners                                $     614      $  (1,021)          $     679       $    (412)
    General Partner                                        69            205                 252             362

          Total                                     $     683      $    (816)          $     931       $     (50)

  Net  income  (loss)  per  Depositary  Unit
    (7,439,005  and  7,472,705  Units,
    including 1,150 Units held in Treasury
    respectively, at June 30, 1995 and 1994)        $    0.08      $   (0.14)          $    0.09       $   (0.05)

  Cash distributions                                $   3,138      $   3,155           $   6,284       $   6,310

  Cash distributions per Depositary Unit            $    0.40      $    0.40           $    0.80       $    0.80


                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1993 to June 30, 1995
                           (in thousands of dollars)



                                                                  Limited            General
                                                                 Partners            Partner              Total

  Partners' capital (deficit) at December 31, 1993              $   43,894         $  (1,032)          $   42,862

  Net income (loss)                                                   (899)              966                   67

  Cash distributions                                               (11,989)             (631)             (12,620)

  Repurchase of Depositary Units                                      (156)               --                 (156)

  Partners' capital (deficit) at December  31, 1994                 30,850              (697)              30,153

  Net income                                                           679               252                  931

  Cash distributions                                                (5,970)             (314)              (6,284)

  Repurchase of Depositary Units                                      (266)               --                 (266)

  Partners' capital (deficit) at June 30, 1995                  $   25,293         $    (759)          $   24,534



                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                       For the six months ended
                                                                 June 30,
                                                              1995       1994

Operating activities:
  Net income (loss)                                        $    931    $    (50)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Net gain on disposition of equipment                     (854)       (640)
      Write-off of unamortized loan origination costs ..       --           305
      Depreciation and amortization                           4,330       5,521
      Changes in operating assets and liabilities:
        Accounts receivable, net                                  2         468
        Due to affiliate                                        128        (169)
        Prepaid expenses and other assets                        66          46
        Accounts payable and accrued expenses                   165        (703)
        Accrued drydock expenses                                271        --
        Prepaid deposits and reserve for repairs               (717)      1,724
Cash provided by operating activities                         4,322       6,502

Investing activities:
  Proceeds from disposition of equipment                      4,070       1,883
  Payments for purchase of equipment                           --          (501)
  Payments for capital improvements                             (11)       (710)
  Decrease in restricted cash                                  --         7,582
Cash provided by investing activities                         4,059       8,254

Financing activities:
  Proceeds from note payable                                   --        35,000
  Principal payments on notes payable                        (7,000)    (35,000)
  Cash distributions paid to partners                        (6,284)     (6,310)
  Payments of debt issuance costs                              --          (236)
  Repurchase of Depositary Units                               (266)       --
Cash used in financing activities                           (13,550)     (6,546)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents         (5,169)      8,210

Cash and cash equivalents at beginning of period             12,348       5,996

Cash and cash equivalents at end of period                 $  7,179    $ 14,206

Supplemental information:
  Interest paid                                            $  1,261    $  1,069



                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the "Partnership") as of June 30, 1995, the statements of operations for the three and six months ended June 30, 1995 and 1994, the statements of changes in partners' capital and the statements of cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Cash Distribution

Cash distributions are recorded when paid and totaled $6,284,000 and $3,138,000 for the six and three months ended June 30, 1995, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $5,291,000 and $5,994,000 for the six months ended June 30, 1995, and 1994, respectively, were deemed to be a return of capital.

Cash distributions of $2,976,000 ($0.40 per Depositary Unit) were declared on July 14, 1995, and are to be paid on August 15, 1995, to the unitholders of record as of June 30, 1995.

3.   Repurchase of Depositary Units

On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the six months ended June 30, 1995, the Partnership had purchased and canceled 33,700 Depositary Units at a cost of $0.3 million. As of June 30, 1995, the Partnership had cumulatively repurchased 60,600 Depositary Units at a cost of $0.6 million.

4.   Equipment

Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995



4.   Equipment (continued)

The components of equipment are as follows (in thousands):

                                                 June 30,        December 31,
                                                  1995              1994
  Equipment held for operating leases:
  Rail equipment                               $   19,747        $   19,749
  Marine containers                                14,841            17,939
  Marine vessels                                       --             4,702
  Aircraft                                         45,947            50,644
  Trailers and tractors                            22,961            23,092
  Mobile offshore drilling unit                    12,658            12,658
                                                  116,154           128,784
  Less accumulated depreciation                   (71,688)          (74,672)
                                                   44,466            54,112
  Equipment held for sale                           1,918                --
  Net equipment                                $   46,384        $   54,112

Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. The Partnership's marine vessel and certain of its marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

As of June 30, 1995, all equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 218 marine containers and four railcars. With the exception of 266 marine containers and one tractor, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities at December 31, 1994. The aggregate carrying value of equipment off lease was $868,000 and $1,136,000 at June 30, 1995 and December 31, 1994,
respectively.

During the six months ended June 30, 1995, the Partnership sold or disposed of its 50% interest in a DC-9 aircraft, 140 marine containers, eight trailers, one tractor, one railcar, and its 50% interest in a marine vessel, with an aggregate net book value of $3.5 million, and unused drydock reserves of $0.3 million, for proceeds of $4.1 million. For the six months ended June 30, 1994, the Partnership sold or disposed of 189 marine containers, and 262 trailers with an aggregate net book value of $1.3 million, for proceeds of $1.9 million.

5.   Notes Payable

On March 31, 1995, the Partnership prepaid $7,000,000 of the outstanding note payable of $35 million. This payment was applied to the principal payments due March 31, 1996 and 1997.

6.   Subsequent Event

In July 1995, the Partnership sold 1,959 marine containers with a net book value of $1.9 million for proceeds of $2.4 million. This group of marine containers was classified as equipment held for sale at June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


(A) Results of Operations -For the six months ending June 30, 1995 and 1994 Summary

The Partnership's operating income before depreciation, amortization, and gain/loss on sales declined by approximately 9% in the first six months of 1995 from the same period in 1994. This decline is attributable primarily to:

- sales or liquidations of equipment subsequent to the second quarter of 1994, as the Partnership sold its 12.5% interest in a rig in December 1994, sold two marine vessels in September of 1994, sold its 50% interest in another marine vessel in May of 1995, sold its 50% interest in a DC-9 aircraft in April of 1995, sold 9 trailers and a tractor, and realized the liquidation or disposal of approximately 469 marine containers in the 12 month period ended June 30, 1995;

- a 60% reduction in lease rate for one of the Partnership's aircraft as its lease was renegotiated in the third quarter of 1994, a reduction in contribution from aircraft in the first quarter of 1995 as one aircraft came off-lease in January while another was off-lease undergoing maintenance, and a reduction of 31% in daily lease rate for the rig in which the Partnership owns a 55% interest effective January 30, 1995;

     The Partnership purchased 636 trailers in the third and fourth quarters of 1994, and 1,959 containers between the first and third quarters of 1994. The lessee of the containers encountered financial difficulties in the fourth quarter of 1994, resulting in the establishment of reserves against accrued revenues in the first six months of 1995. Contributions realized from the trailers purchased in 1994 partially offset declining performance resulting from the events described above.

(B)  Financial Condition - Capital Resources, Liquidity, and Distributions

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. While the Partnership's total outstanding indebtedness, currently $28.0 million, can only be increased up to a maximum of $35 million subject to specific covenants in the existing debt agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners, and increase the Partnership's equipment portfolio with any remaining surplus cash available.

     During the six months ended June 30, 1995, the Partnership used $7.0 million in proceeds from sales of equipment and other cash on hand to prepay the first annual principal installment of the loan due March 31, 1996, and to partially repay the second annual installment due March 31, 1997.

     For the six months ended June 30, 1995, the Partnership generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $1.9 million to maintain the current level of distributions (total 1995 of $6.3 million) to the partners.

(C)  Depositary Unit Repurchase Plan

On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the six months ended June 30, 1995, the Partnership had purchased and canceled 33,700 Depositary Units at a cost of $0.3 million. As of June 30, 1995, the Partnership had cumulatively repurchased 60,600 Depositary Units at a cost of $0.6 million.

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1995 and 1994

(A)  Revenues

Total revenues of $5.3 million for the quarter ended June 30, 1995, declined from $6.4 million for the same period in 1994. This decrease resulted primarily from lower lease revenue offset by a larger gain in the second quarter of 1995 when compared to the same period in 1994.

(1) Lease revenues decreased to $4.4 million in the quarter ended June 30, 1995, from $6.1 million in the same period in 1994. The following table lists lease revenues earned by equipment type:


                                                     For the three months
                                                         ended June 30,
                                                    1995              1994

  Trailers and tractors                        $    1,286        $      770
  Rail equipment                                    1,252             1,308
  Aircraft                                            940             1,366
  Marine containers                                   457               406
  Mobile offshore drilling units                      338               625
  Marine vessels                                      134             1,637
                                               ----------        ----------
                                               $    4,407        $    6,112


Significant revenue component changes from quarter to quarter resulted primarily from:

     (a) declines of $1.5 million in marine vessel revenues due to the sale of two marine vessels during the third quarter of 1994, and a 50% interest in another marine vessel in the second quarter of 1995, which were on voyage charters or utilization-based pooling arrangements during the first half of 1994;

     (b) declines of $0.4 million in aircraft revenue due to the sale of the Partnership's 50% interest in a DC-9 aircraft during the second quarter of 1995, and a lower re-lease rate on another aircraft;

     (c) a decrease of $0.3 million in mobile offshore drilling unit ("rig") revenue due to the sale of one rig in the fourth quarter of 1994, and a lower re-lease rate on another rig;

     (d) an increase of $0.5 million in trailer and tractor revenue due to the purchase of 649 trailers in the third and fourth quarters of 1994.

(2) Interest and other income decreased to $0.1 million due primarily to lower cash balances available for investment, offset slightly by an increase in the interest rate earned on cash equivalents.

(3) Net gain on disposition of equipment during the second quarter of 1995 totaled $0.8 million from the sale or disposal of the Partnership's 50% interest in a DC-9 aircraft, eight trailers, one tractor, 79 marine containers, one railcar, and the Partnership's 50% interest in a marine vessel with an aggregate net book value of $3.4 million, and unused drydock reserves of $0.3 million, for proceeds of $4.0 million. During the same period in 1994, the net gain on disposition of equipment was $59,000 from the sale or disposal of one trailer, and 94 marine containers with an aggregate net book value of $139,000, for proceeds of $198,000.

(B)  Expenses

Total expenses for the quarter ended June 30, 1995, decreased to $4.6 million from $7.2 million for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in marine equipment operating expense, depreciation expense, repairs and maintenance, insurance expense and interest expense.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $1.1 million in the second quarter of 1995, from $2.8 million in the same period in 1994. This decrease resulted from:

     (a) decreases of $0.9 million in marine equipment operating expense due to the sale of two marine vessels in the third quarter of 1994 and the Partnership's 50% interest in another marine vessel in the second quarter of 1995;

     (b) decreases of $0.4 million in repairs and maintenance costs from 1994 levels resulted from the sale of two marine vessels in the third quarter of 1994 and a 50% interest in another marine vessel in the second quarter of 1995. These declines were offset slightly by increases in aircraft expenses resulting from the refurbishment of an aircraft prior to being re-leased;

     (c) decreases of $0.4 million in insurance expenses resulted from the sale of two marine vessels in the third quarter of 1994 and the partnership's 50% interest in another marine vessel in the second quarter of 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $3.5 million in the second quarter of 1995 from $4.4 million in the same period in 1994. This decrease resulted from:

     (a) decreases of $0.8 million in depreciation and amortization expense from 1994 levels, reflecting the Partnership's double-declining depreciation method and the effect of asset sales in 1994 and 1995, offset, in part, by the purchase of equipment during the later part of 1994;

     (b) decreases of $0.2 million in interest expense due to a write-off in 1994 of unamortized loan origination costs resulting from the refinancing of the Partnership's debt in 1994;

     (c) decreases of $0.1 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1995 as compared to 1994;

     (d) increases of $0.2 million in bad debt expense due to the General Partner's evaluation of the collectibility of receivables due from an aircraft lessee and a container lessee that encountered financial difficulties.

(C)  Net Income (Loss)

The Partnership's net income of $0.7 million for the second quarter of 1995 increased from a net loss of $0.8 million in the same period of 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter 1995 is not necessarily indicative of future periods. In the second quarter 1995, the Partnership distributed $3.0 million to the Limited Partners, or $0.40 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1995 and 1994

(A)  Revenues

Total revenues of $10.0 million for the six months ended June 30, 1995, declined from $13.3 million for the same period in 1994. This decrease resulted primarily from lower lease revenue.

(1) Lease revenues decreased to $8.9 million in the six months ended June 30, 1995 from $12.3 million in the same quarter of 1994. The following table lists lease revenues earned by equipment type:


                                                    For the six months
                                                      ended June 30,
                                                  1995             1994

  Trailers and tractors                        $  2,689        $   1,691
  Rail equipment                                  2,395            2,417
  Aircraft                                        1,815            2,600
  Marine containers                                 914              874
  Mobile offshore drilling units                    720            1,209
  Marine vessels                                    405            3,490
                                               --------        ---------
                                               $  8,938        $  12,281

Significant revenue component changes from quarter to quarter resulted primarily from:

     (a) declines of $3.1 million in marine vessel revenues due to the sale of two marine vessels in the third quarter of 1994, and the Partnership's 50% interest in another marine vessel in the second quarter of 1995, which were on voyage charters or utilization-based pooling arrangements during the first six months of 1994;

     (b) declines of $0.8 million in aircraft revenue due to the sale of the Partnership's 50% interest in a DC-9 aircraft during the second quarter of 1995, and a lower re-lease rate on another aircraft;

     (c) a decrease of $0.5 million in mobile offshore drilling unit ("rig") revenue due to the sale of one rig in the fourth quarter of 1994 and a lower re-lease rate on another rig;

     (d) an increase of $1.0 million in trailer and tractor revenue due to the purchase of 649 trailers in the third and fourth quarters of 1994, offsetting revenues earned by trailers sold at the end of March 1994.

(2) Interest and other income decreased to $0.1 million due primarily to lower cash balances available for investment, offset slightly by an increase in the interest rate earned on cash equivalents.

(3) Net gain on disposition of equipment during the six months ended June 30, 1994, totaled $0.8 million from the sale or disposal of the Partnership's 50% interest in a DC-9 aircraft, eight trailers, one tractor, 140 marine containers, one railcar, and the Partnership's 50% interest in a marine vessel with an aggregate net book value of $3.5 million, and unused drydock reserves of $0.3 million, for proceeds of $4.1 million. Net gain or disposition of equipment for the same period in 1994 totaled $0.6 million from the sale or disposal of 262 trailers and 189 marine containers with an aggregate net book value of $1.2 million, for proceeds of $1.9 million (See Footnote 5 to the Financial Statements).

(B)  Expenses

Total expenses for the six months ended June 30, 1995, decreased to $9.1 million from $13.3 million for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in depreciation expense, marine vessel operating expenses, and repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $1.7 million for the six months ended June 30, 1995, from $4.9 million in the same period of 1994. This decrease resulted from:

     (a) decreases of $1.7 million in marine equipment operating expense resulted from the sale of two marine vessels in the third quarter of 1994, and the Partnership's 50% interest in another marine vessel in the second quarter of 1995;

     (b) decreases of $1.2 million in repairs and maintenance costs from 1994 levels resulted from the sale of two marine vessels in the third quarter of 1994, and a 50% interest in another marine vessel in the second quarter of 1995. These declines were offset slightly by increases in aircraft expenses resulting from the refurbishment of an aircraft prior to being re-leased;

     (c) decreases of $0.3 million in all insurance expenses resulted from the sale of two marine vessels in the third quarter of 1994. This decrease was offset by an increase of a $0.2 million refund in 1994, from an insurance pool in which the Partnership's marine vessels participate, due to lower than expected insurance claims in the pool. A similar refund was not received in 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $7.4 million for the six months ended June 30, 1995, from $8.4 million in the same period of 1994. This decrease resulted primarily from:

     (a) decreases of $1.2 million in depreciation expense from 1994 levels, reflecting the Partnership's double-declining balance depreciation method and the effect of asset sales in 1994 and 1995, partially offset by the purchase of equipment during the later part of 1994;

     (b) decreases of $0.2 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1995 as compared to 1994;

     (c) decreases of $0.1 million in interest expense from a $0.3 million write-off in 1994 of unamortized loan origination costs due to the refinancing of the Partnership's debt in 1994, offset by a $0.2 million increase due to a higher base rate of interest charged on the Partnership's floating rate debt;

     (d) increases of $0.2 million in general and administrative expenses from 1994 levels resulting from the increased administrative costs associated with the short-term rental facilities due to an additional 636 trailers now operating in the facilities in the first six months of 1995 when compared to the same period in 1994;

     (e) increases of $0.2 million in bad debt expense due to the General Partner's evaluation of the collectibility of receivables due from a container lessee that encountered financial difficulties.

(C)  Net Income (loss)

The Partnership's net income of $0.9 million for the six months ended June 30, 1995, increased from a net loss of $50,000 for the same period in 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance for the six months ended June 30, 1995 is not necessarily indicative of future periods. In the six months ended June 30, 1994 , the Partnership distributed $6.0 million to the Limited Partners, or $0.80 per Depositary Unit.

Trends

Generally, Partnership performance continues to be sensitive to trends in those industry segments in which the Partnership equipment is either subject to frequent re-leasing activity, or is impacted by changing demand for particular Partnership equipment. In the former case, the Partnership's trailers have been subject to softening demand, particularly for refrigerated over-the-road units; and its rigs and vessels have been subject to relatively low rates in essentially static markets. In the latter case, the Partnership's 10-12 year old containers (the majority of its container portfolio) are being retired at an increased rate as container manufacturers step up deliveries of new containers; while demand for the Partnership's older Stage II aircraft and engines has declined in the U.S. market, leading the General Partner to re-market such equipment abroad. Currently, demand for Partnership equipment remains strong in the rail and over-the-road dry van areas.

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

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

                  None.

              (b) Reports on Form 8-K

                  None.

                                                       -13-
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                                PLM EQUIPMENT GROWTH FUND II
                                                By: PLM Financial Services, Inc.
                                                    General Partner




Date:  August 7, 1995                      By:  /s/ David J. Davis
                                                ------------------
                                                David J. Davis
                                                Vice President and
                                                Corporate Controller