Form 10-Q
period 1995-09-30
PLM EQUIPMENT GROWTH FUND II
filed 1995-11-13
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1995.

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

    Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

             Class                             Outstanding at November 13, 1995
  Limited Partnership Depositary Units                 7,430,505
  General Partnership Units                                    1

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                                 BALANCE SHEETS
                            (in thousands of dollars)

                                     ASSETS


                                                                               September 30,           December 31,
                                                                                   1995                    1994
                                                                             -----------------------------------------

  Equipment held for operating leases                                           $  115,186              $  128,784
  Less accumulated depreciation                                                    (73,763)                (74,672)
                                                                             -----------------------------------------
    Net equipment                                                                   41,423                  54,112

  Cash and cash equivalents                                                          8,026                  12,348
  Restricted cash                                                                      296                     296
  Accounts receivable, less allowance for
    doubtful accounts of $266 in 1995 and $427 in 1994                               2,126                   2,258
  Deferred charges, net of accumulated amortization of
    $1,484 in 1995 and $1,798 in 1994                                                  292                     385
  Prepaid expenses and other assets                                                      6                      86
                                                                             -----------------------------------------

  Total assets                                                                  $   52,169              $   69,485
                                                                             =========================================


                    LIABILITIES AND PARTNERS' CAPITAL


  Liabilities:

  Accounts payable and accrued expenses                                         $      654              $      867
  Due to affiliates                                                                    567                     236
  Note payable                                                                      27,000                  35,000
  Prepaid deposits and reserve for repairs                                           2,650                   3,229
                                                                             -----------------------------------------
    Total liabilities                                                               30,871                  39,332

  Partners' capital  (deficit):

  Limited Partners (7,439,005 and 7,472,705 Depositary Units,
    including 1,150 Depositary Units held in the
    Treasury at September 30, 1995 and December 31, 1994)                           21,706                  30,850
  General Partner                                                                     (408)                   (697)
                                                                             -----------------------------------------
    Total partners' capital                                                         21,298                  30,153
                                                                             -----------------------------------------

  Total liabilities and partners' capital                                       $   52,169              $   69,485
                                                                             =========================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (In thousands of dollars except per unit amounts)


                                                   For the three months ended          For the nine months ended
                                                          September 30,                      September 30,
                                                       1995           1994                1995           1994
                                                   ---------------------------------------------------------------

  Revenues:

    Lease revenue                                   $   4,005      $   5,983           $  12,943      $  18,263
    Interest and other income                             152            175                 401            531
    Net gain  on disposition of equipment                 496            125               1,351            765
                                                   ---------------------------------------------------------------
        Total revenues                                  4,653          6,283              14,695         19,559

  Expenses:

    Depreciation and amortization                       2,149          2,710               6,479          8,231
    Management fees to affiliate                          203            299                 637            911
    Interest expense                                      584            569               1,851          1,942
    Insurance expense to affiliate                         --            135                  87            239
    Other insurance expense                                33            158                 128            505
    Repairs and maintenance                               663            770               2,065          3,350
    Marine equipment operating expenses                    31          1,074                 176          2,929
    General and administrative
      expenses to affiliates                              206            185                 669            522
    Other general and administrative expenses             281            194                 917            741
    Provision for (recovery of) bad debt                  (60)             5                 192             55
    Loss on revaluation of equipment                      667             --                 667             --
                                                   ---------------------------------------------------------------
                                                   ---------------------------------------------------------------
        Total expenses                                  4,757          6,099              13,868         19,425
                                                   ---------------------------------------------------------------

  Net income (loss)                                 $    (104)     $     184           $     827      $     134
                                                   ===============================================================

  Partners' share of net income (loss):

    Limited Partners                                $    (612)     $    (234)          $      67      $    (646)
    General Partner                                       508            418                 760            780
                                                   ---------------------------------------------------------------

          Total                                     $    (104)     $     184           $     827      $     134
                                                   ===============================================================

  Net  income  (loss)  per  Depositary  Unit
    (7,439,005  and  7,492,705  Units,
    including 1,150 Units held in Treasury
    respectively,
    at September 30, 1995 and 1994)                 $   (0.08)     $   (0.03)          $    0.01      $   (0.09)
                                                   ===============================================================

  Cash distributions                                $   3,132      $   3,155           $   9,416      $   9,465
                                                   ===============================================================

  Cash distributions per Depositary Unit            $    0.40      $    0.40           $    1.20      $    1.20
                                                   ===============================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the period from December 31, 1993 to September 30, 1995
                            (in thousands of dollars)



                                                                  Limited            General
                                                                 Partners            Partner              Total
                                                               -----------------------------------------------------

  Partners' capital (deficit) at December 31, 1993              $   43,894         $  (1,032)          $   42,862

  Net income (loss)                                                   (899)              966                   67

  Cash distributions                                               (11,989)             (631)             (12,620)

  Repurchase of Depositary Units                                      (156)               --                 (156)
                                                               -----------------------------------------------------

  Partners' capital (deficit) at December  31, 1994                 30,850              (697)              30,153

  Net income                                                            67               760                  827

  Cash distributions                                                (8,945)             (471)              (9,416)

  Repurchase of Depositary Units                                      (266)               --                 (266)
                                                               -----------------------------------------------------

  Partners' capital (deficit) at September 30, 1995             $   21,706         $    (408)          $   21,298
                                                               =====================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                       For the nine months ended
                                                                                             September 30,
                                                                                      1995                  1994
                                                                                   -----------------------------------

  Operating activities:
    Net income                                                                     $      827            $      134
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Net gain on disposition of equipment                                           (1,351)                 (765)
        Loss on revaluation of equipment                                                  667                    --
        Write-off of unamortized loan origination costs                                    --                   305
        Depreciation and amortization                                                   6,479                 8,231
        Changes in operating assets and liabilities:
          Restricted cash                                                                   1                   (91)
          Accounts receivable, net                                                        131                   278
          Due to affiliate                                                                446                  (146)
          Prepaid expenses and other assets                                                80                   210
          Accounts payable and accrued expenses                                          (229)                 (636)
          Accrued drydock expenses                                                        271                    --
          Prepaid deposits and reserve for repairs                                       (694)                1,561
                                                                                   -----------------------------------
  Cash provided by operating activities                                                 6,628                 9,081
                                                                                   -----------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                              6,743                 9,782
    Payments for purchase of equipment                                                     --                (3,949)
    Payments of acquisition-related fees to affiliate                                      --                   (93)
    Payments for lease negotiation fees                                                    --                   (21)
    Payments for capital improvements                                                     (11)                 (725)
    Decrease in restricted cash                                                            --                 7,887
                                                                                   -----------------------------------
                                                                                   -----------------------------------
  Cash provided by investing activities                                                 6,732                12,881
                                                                                   -----------------------------------

  Financing activities:
    Proceeds from note payable                                                             --                35,000
    Principal payments on notes payable                                                (8,000)              (35,000)
    Cash distributions paid to partners                                                (9,416)               (9,465)
    Payments of debt issuance costs                                                        --                  (236)
    Repurchase of Depositary Units                                                       (266)                   --
                                                                                   -----------------------------------
  Cash used in financing activities                                                   (17,682)               (9,701)
                                                                                   -----------------------------------

  Cash and cash equivalents:
  Net (decrease) increase in cash and cash equivalents                                 (4,322)               12,261

  Cash and cash equivalents at beginning of period                                     12,348                 5,996
                                                                                   -----------------------------------

  Cash and cash equivalents at end of period                                       $    8,026            $   18,257
                                                                                   ===================================

  Supplemental information:
    Interest paid                                                                  $    1,795            $    1,638
                                                                                   ===================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the "Partnership") as of September 30, 1995, the statements of operations for the three and nine months ended September 30, 1995 and 1994, the statements of changes in partners' capital for the period December 31, 1993 to September 30, 1995 and the statements of cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Cash Distribution

Cash distributions are recorded when paid and totaled $9,416,000 and $3,132,000 for the nine and three months ended September 30, 1995, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $8,878,000 and $8,992,000 for the nine months ended September 30, 1995, and 1994, respectively, were deemed to be a return of capital.

Cash distributions of $2,976,000 ($0.40 per Depositary Unit) were declared on September 11, 1995, and are to be paid on November 15, 1995, to the unitholders of record as of September 30, 1995.

3.   Repurchase of Depositary Units

On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the nine months ended September 30, 1995, the Partnership had purchased and canceled 33,700 Depositary Units at a cost of $0.3 million. As of September 30, 1995, the Partnership had cumulatively repurchased 60,600 Depositary Units at a cost of $0.6 million.

4.   Future Delisting of Partnership Units

The Partnership depositary units are listed and traded on the American Stock Exchange under the symbol GFY. Under the Internal Revenue Code ("the Code"), the Partnership is classified as a Master Limited Partnership. The Code requires all Master Limited Partnerships traded on a national exchange be taxed as a corporation after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent income is allocated to an investor. In order to avoid "double" taxation, it is the intent of the General Partner to delist the Partnership's depositary units from the American Stock Exchange prior to January 1, 1998. In this event, the Partnership's depositary units will no longer be publicly traded on a national stock exchange.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995


5.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):


                                              September 30,     December 31,
                                                  1995              1994
                                              --------------------------------
  Equipment held for operating leases:
  Rail equipment                               $   19,747        $   19,749
  Marine containers                                13,881            17,939
  Marine vessels                                       --             4,702
  Aircraft                                         45,947            50,644
  Trailers and tractors                            22,953            23,092
  Mobile offshore drilling unit                    12,658            12,658
                                              --------------------------------
                                                  115,186           128,784
  Less accumulated depreciation                   (73,763)          (74,672)
                                              --------------------------------
                                              ================================
  Net equipment                                $   41,423        $   54,112
                                              ================================

Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. Certain of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

As of September 30, 1995, all equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 201 marine containers and three railcars. At December 31, 1994, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities, with the exception of 266 marine containers and one tractor. The aggregate carrying value of equipment off lease was $785,000 and $1,136,000 at September 30, 1995 and December 31, 1994, respectively.

The Partnership reduced the carrying value of an aircraft by $667,000 during 1995 to it's estimated net realizable value.

During the nine months ended September 30, 1995, the Partnership sold or disposed of its 50% interest in a DC-9 aircraft, 2,209 marine containers, nine trailers, one tractor, one railcar, and its 50% interest in a marine vessel, with an aggregate net book value of $5.6 million, and unused drydock reserves of $0.3 million, for proceeds of $6.7 million. For the nine months ended September 30, 1994, the Partnership sold or disposed of 266 trailers, 328 marine containers, two railcars, and two marine vessels with an aggregate net book value of $11.1 million, and unused drydock reserves and closing costs of $2.0 million, for proceeds of $9.8 million.

6.   Notes Payable

As of September 30, 1995, the Partnership prepaid $8,000,000 of the outstanding note payable of $35 million. This payment was applied to the principal payments due March 31, 1996 and 1997.

The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs,

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995



6.   Notes Payable (continued)

and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, Fund I(II) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available to EGF VII and TECAI on December 20, 1993, and was amended and restated to include the above mentioned Partnership on September 27, 1995 and to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. As of September 30, 1995, Fund I had $1,057,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $1,684,000, PLM Equipment Growth & Income Fund VII had $9,569,000 and neither the Partnership nor TECAI had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


(A) Results of Operations -For the nine months ending September 30, 1995 and 1994 Summary

The Partnership's operating income before depreciation, amortization, gain/loss and loss on revaluation on sales declined by approximately 13% in the first nine months of 1995 from the same period in 1994. This decline is attributable primarily to:

- sales or liquidations of equipment subsequent to the third quarter of 1994, as the Partnership sold its 12.5% interest in a rig in December of 1994, sold two marine vessels in September of 1994, sold its 50% interest in another marine vessel in May of 1995, sold its 50% interest in a DC-9 aircraft in April of 1995, sold 9 trailers and a tractor, and the realization of the liquidation or disposal of approximately 2,444 marine containers in the 12 month period ended September 30, 1995;

- a 60% reduction in lease rate for one of the Partnership's aircraft as its lease was renegotiated at a lower rate in the second quarter of 1994, a reduction in contribution from aircraft in the first quarter of 1995 as one aircraft came off-lease in January while another was off-lease undergoing maintenance, and a reduction of 31% in daily lease rate for a rig in which the Partnership owns a 55% interest effective January 30, 1995;

     The overall decline in the Partnership's operating income for the nine month period ending September 30, 1995 as compared to the same period in 1994, occurred despite additions of trailers and containers purchased either in or subsequent to the nine months ended September 30, 1994. The Partnership purchased 636 trailers in the third and fourth quarters of 1994, and 1,959 containers between the first and third quarters of 1994. Recovery of container revenues previously classified as uncollectible, together with contributions from the above-mentioned trailers.

(B)  Financial Condition - Capital Resources, Liquidity, and Distributions

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership's total outstanding indebtedness, currently $27.0 million, can only be increased up to a maximum of $35 million subject to specific covenants in the existing debt agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners, and increase the Partnership's equipment portfolio with any remaining surplus cash available.

     During the nine months ended September 30, 1995, the Partnership used $8.0 million in proceeds from the sale of equipment and other cash on hand to prepay the first annual $4 million principal installment of the loan due March 31, 1996, and to prepay the second annual $4 million installment due March 31, 1997.

     The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available to EGF VII and TECAI on December 20, 1993, and was amended and restated to include the above mentioned Partnership on September 27, 1995 and to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. As of September 30, 1995, Fund I had $1,057,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $1,684,000, PLM Equipment Growth & Income Fund VII had $9,569,000 and neither the Partnership nor TECAI had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time.

     For the nine months ended September 30, 1995, the Partnership generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $2.7 million to maintain the current level of distributions (total 1995 of $9.4 million) to the partners.

(C)  Depositary Unit Repurchase Plan

On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the nine months ended September 30, 1995, the Partnership had purchased and canceled 33,700 Depositary Units at a cost of $0.3 million. As of September 30, 1995, the Partnership had cumulatively repurchased 60,600 Depositary Units at a cost of $0.6 million.

(D)  Future Delisting of Partnership Units

The Partnership depositary units are listed and traded on the American Stock Exchange under the symbol GFY. Under the Internal Revenue Code ("the Code"), the Partnership is classified as a Master Limited Partnership. The Code requires all Master Limited Partnerships traded on a national exchange be taxed as a corporation after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent income is allocated to an investor. In order to avoid "double" taxation, it is the intent of the General Partner to delist the Partnership's depositary units from the American Stock Exchange prior to January 1, 1998. In this event, the Partnership's depositary units will no longer be publicly traded on a national stock exchange.

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1995 and 1994

(A)  Revenues

Total revenues of $4.7 million for the quarter ended September 30, 1995, declined from $6.3 million for the same period in 1994. This decrease resulted primarily from lower lease revenue offset by a larger gain on equipment disposed in the third quarter of 1995 when compared to the same period in 1994.

(1) Lease revenues decreased to $4.0 million in the quarter ended September 30, 1995, from $6.0 million in the same period in 1994. The following table lists lease revenues earned by equipment type (in thousands):


                                                For the three months
                                                 ended September 30,
                                                  1995          1994
                                              --------------------------

  Trailers and tractors                        $  1,122       $    899
  Rail equipment                                  1,209          1,202
  Aircraft                                          988          1,171
  Marine containers                                 378            415
  Mobile offshore drilling units                    358            643
  Marine vessels                                    (50)         1,653
                                              --------------------------
                                               $  4,005       $  5,983
                                              ==========================


Significant revenue component changes from quarter to quarter resulted primarily from:

     (a) declines of $1.7 million in marine vessel revenues due to the sale of two marine vessels during the third quarter of 1994, and a 50% interest in another marine vessel in the second quarter of 1995, which were on voyage charters or utilization-based pooling arrangements during the first nine months of 1994;

     (b) declines of $0.2 million in aircraft revenue due to the sale of the Partnership's 50% interest in a DC-9 aircraft during the second quarter of 1995;

     (c) a decrease of $0.3 million in mobile offshore drilling unit ("rig") revenue due to the sale of one rig in the fourth quarter of 1994, and a lower re-lease rate on another rig;

     (d) an increase of $0.2 million in trailer and tractor revenue due to the purchase of 649 trailers in the third and fourth quarters of 1994.

(2) Net gain on disposition of equipment during the third quarter of 1995 totaled $0.5 million from the sale or disposal of one trailer and 2,069 marine containers with an aggregate net book value of $2.1 million for proceeds of $2.6 million. During the same period in 1994, the net gain on disposition of equipment was $0.1 million from the sale or disposal of four trailers, 144 marine containers, two railcars, and two marine vessels with an aggregate net book value of $9.9 million, and unused drydock reserves and closing costs of $2.0 million, for proceeds of $8.0 million.

(B)  Expenses

Total expenses for the quarter ended September 30, 1995, decreased to $4.8 million from $6.1 million for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in marine equipment operating expense, depreciation expense, repairs and maintenance, and insurance expense, offset by an increase in all general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $0.7 million in the third quarter of 1995, from $2.1 million in the same period in 1994.
This decrease resulted from:

     (a) decreases of $1.0 million in marine equipment operating expense due to the sale of two marine vessels in the third quarter of 1994 and the Partnership's 50% interest in another marine vessel in the third quarter of 1995;

     (b) decreases of $0.1 million in repairs and maintenance costs from 1994 levels resulted from the sale of two marine vessels in the third quarter of 1994 and a 50% interest in another marine vessel in the second quarter of 1995;

     (c) decreases of $0.3 million in insurance expenses resulted from the sale of two marine vessels in the third quarter of 1994 and the partnership's 50% interest in another marine vessel in the second quarter of 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $3.4 million in the third quarter of 1995 from $4.0 million in the same period in 1994. This decrease resulted from:

     (a) decreases of $0.6 million in depreciation and amortization expense from 1994 levels, reflecting the Partnership's double-declining depreciation method and the effect of asset sales in 1994 and 1995, offset, in part, by the purchase of equipment during the later part of 1994;

     (b) decreases of $0.1 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1995 as compared to 1994;

     (c) increases of $0.1 million in all general and administrative expenses from 1994 levels resulting from the increased administrative costs associated with the short-term rental facilities due to an additional 636 trailers now operating in the facilities in the third quarter of 1995 when compared to the same period in 1994.

(3) Loss on revaluation of equipment in the third quarter of 1995 results from the Partnership reducing the carrying value of an aircraft to its estimated net realizable value.


(C)  Net Income (Loss)

The Partnership's net loss of $0.1 million for the third quarter of 1995 decreased from a net income of $0.2 million in the same period of 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the third quarter 1995 is not necessarily indicative of future periods. In the third quarter 1995, the Partnership distributed $3.0 million to the Limited Partners, or $0.40 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1995 and 1994

(A)  Revenues

Total revenues of $14.7 million for the nine months ended September 30, 1995, declined from $19.6 million for the same period in 1994. This decrease resulted primarily from lower lease revenue.

(1) Lease revenues decreased to $12.9 million in the nine months ended September 30, 1995 from $18.3 million in the same quarter of 1994. The following table lists lease revenues earned by equipment type:

                                               For the nine months ended
                                                      September 30,
                                                 1995            1994
                                              ----------------------------

  Trailers and tractors                        $  3,810       $   2,590
  Rail equipment                                  3,604           3,619
  Aircraft                                        2,804           3,771
  Marine containers                               1,292           1,289
  Mobile offshore drilling units                  1,078           1,852
  Marine vessels                                    355           5,142
                                              ----------------------------
                                               $ 12,943       $  18,263
                                              ============================

Significant revenue component changes from period to period resulted primarily from:

     (a) declines of $4.8 million in marine vessel revenues due to the sale of two marine vessels in the third quarter of 1994, and the Partnership's 50% interest in another marine vessel in the second quarter of 1995, which were on voyage charters or utilization-based pooling arrangements during the first nine months of 1994;

     (b) declines of $1.0 million in aircraft revenue due to the sale of the Partnership's 50% interest in a DC-9 aircraft during the second quarter of 1995, and a lower re-lease rate on another aircraft;

     (c) a decrease of $0.8 million in mobile offshore drilling unit ("rig") revenue due to the sale of one rig in the fourth quarter of 1994 and a lower re-lease rate on another rig;

     (d) an increase of $1.2 million in trailer and tractor revenue due to the purchase of 649 trailers in the third and fourth quarters of 1994, offsetting revenues earned by trailers sold at the end of March 1994.

(2) Interest and other income decreased by $0.1 million due primarily to lower cash balances available for investment, offset slightly by an increase in the interest rate earned on cash equivalents.

(3) Net gain on disposition of equipment during the nine months ended September 30, 1995, totaled $1.4 million from the sale or disposal of the Partnership's 50% interest in a DC-9 aircraft, nine trailers, one tractor, 2,209 marine containers, one railcar, and the Partnership's 50% interest in a marine vessel with an aggregate net book value of $5.6 million, and unused drydock reserves of $0.3 million, for proceeds of $6.7 million. Net gain or disposition of equipment for the same period in 1994 totaled $0.8 million from the sale or disposal of 266 trailers, 328 marine containers, two railcars, and two marine vessels with an aggregate net book value of $11.1 million, and unused drydock reserves and closing costs of $2.0 million, for proceeds of $9.8 million (See Footnote 5 to the Financial Statements).


(B)  Expenses

Total expenses for the nine months ended September 30, 1995, decreased to $13.9 million from $19.4 million for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in depreciation expense, marine vessel operating expenses, and repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $2.5 million for the nine months ended September 30, 1995, from $7.0 million in the same period of 1994. This decrease resulted from:

     (a) decreases of $2.7 million in marine equipment operating expense resulted from the sale of two marine vessels in the third quarter of 1994, and the Partnership's 50% interest in another marine vessel in the second quarter of 1995;

     (b) decreases of $1.3 million in repairs and maintenance costs from 1994 levels resulted from the sale of two marine vessels in the third quarter of 1994, and a 50% interest in another marine vessel in the second quarter of 1995. These declines were offset slightly by increases in aircraft expenses resulting from the refurbishment of an aircraft prior to being re-leased;

     (c) decreases of $0.5 million in all insurance expenses resulted from the sale of two marine vessels in the second quarter of 1994. The 1994 expenses include a $0.2 million refund, from an insurance pool in which the Partnership's marine vessels participate, due to lower than expected insurance claims in the pool. A similar refund was not received in 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $10.7 million for the nine months ended September 30, 1995, from $12.4 million in the same period of 1994. This decrease resulted primarily from:

     (a) decreases of $1.8 million in depreciation expense from 1994 levels, reflecting the Partnership's double-declining balance depreciation method and the effect of asset sales in 1994 and 1995, partially offset by the purchase of equipment during the later part of 1994;

     (b) decreases of $0.3 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1995 as compared to 1994;

     (c) decreases of $0.1 million in interest expense from a $0.3 million write-off in 1994 of unamortized loan origination costs due to the refinancing of the Partnership's debt in 1994, offset by a $0.2 million increase due to a higher base rate of interest charged on the Partnership's floating rate debt during 1995;

     (d) increases of $0.3 million in general and administrative expenses from 1994 levels resulting from the increased administrative costs associated with the short-term rental facilities due to an additional 636 trailers now operating in the facilities in the first nine months of 1995 when compared to the same period in 1994;

     (e) increases of $0.1 million in bad debt expense reflect to the General Partner's evaluation of the collectibility of receivables due from an aircraft lessee that encountered financial difficulties.

(3) Loss on revaluation of equipment in the third quarter of 1995 results from the Partnership reducing the carrying value of an aircraft to its estimated net realizable value.

(C)  Net Income

The Partnership's net income of $0.8 million for the nine months ended September 30, 1995, increased from $0.1 million for the same period in 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance for the nine months ended September 30, 1995 is not necessarily indicative of future periods. In the nine months ended September 30, 1995, the Partnership distributed $8.9 million to the Limited Partners, or $1.20 per Depositary Unit.



Trends

Generally, Partnership performance continues to be sensitive to trends in those industry segments in which the equipment is either subject to frequent re-leasing activity, or is impacted by changing demand for particular equipment. In the former case, the Partnership's trailers have been subject to softening demand, particularly for refrigerated over-the-road units; and its rigs and vessels have been subject to relatively low rates in essentially static markets. In the latter case, the Partnership's 10-12 year old containers (the majority of its container portfolio) are being retired at an increased rate as container manufacturers step up deliveries of new containers; while demand for the Partnership's older Stage II aircraft and engines has declined in the U.S. market, the General Partner is re-marketing such equipment abroad. Currently, demand for Partnership equipment remains strong in the rail and over-the-road dry van areas.

     The General Partner monitors all equipment markets. In those markets in which the cyclical nature of demand has short-to intermediate-term impact, the General Partner expects that partnership performance will be subject to market fluctuations and will vary accordingly. In those markets in which demand for Partnership equipment has dropped for unacceptable lengths of time, the General Partner takes appropriate action to reduce the Partnership's exposure to such events.

     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal and cash distributions to acquire additional equipment through the end of its planned reinvestment period, which ends December 31, 1995.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

                  10. $25,000,000 Warehousing Credit Agreement, dated as of September 27, 1995 with First Union National Bank of North Carolina.

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



                                                PLM EQUIPMENT GROWTH FUND II
                                                By: PLM Financial Services, Inc.
                                                    General Partner




Date:  November  13, 1995                       By: /s/ David J. Davis
                                                    ------------------
                                                    David J. Davis
                                                    Vice President and
                                                    Corporate Controller