Form 10-K
period 1995-12-31
PLM EQUIPMENT GROWTH FUND II
filed 1996-03-22
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


     [X]    Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
            Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995.

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

        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate   market   value  of  Limited   Partnership   Units  held  by
non-affiliates of the Registrant as of March 19, 1996 was $61,446,000.

         Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

                           Class                 Outstanding at March 14, 1996

Limited Partnership Depositary Units                           7,385,605

General Partnership Units:                                             1

An index of exhibits filed with this Form 10-K is located at page 45. Total number of pages in this report: 48

                                     PART I

ITEM 1.  BUSINESS

(A)  Background

On April 2, 1987, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 limited partnership units (the Units) in PLM Equipment Growth Fund II, a California limited partnership (the Partnership, the Registrant or EGF II). The Partnership's offering became effective on June 5, 1987. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation equipment to be operated by and/or leased to various shippers and transportation companies.

     The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (i) to acquire and maintain, a diversified portfolio of long-lived, low obsolescence, high residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing, until the conclusion of the reinvestment phase of Partnership operations on December 31, 1995;

     (ii)to generate sufficient net operating cash flow from lease operations to meet existing liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (iii) to selectively sell and purchase (until the conclusion of the reinvestment phase, which ended on December 31, 1995) other equipment to add to the Partnership's initial equipment portfolio. The General Partner intends to sell equipment when it believes that, due to market conditions, market prices for equipment exceed inherent equipment values; or when expected future benefits from continued ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from sales, together with excess net cash flow from operations that remained after cash distributions had been made to the partners, were used to acquire additional equipment throughout the seven year reinvestment phase of the Partnership, which concluded on December 31, 1995;

     (iv)to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity and constantly monitoring equipment markets.

     The offering of the Units of the Partnership closed on March 18, 1988. On November 20, 1990, the Units of the Partnership began trading on the American Stock Exchange. Thereupon each Unitholder received a depositary receipt representing ownership of the number of Units owned by such Unitholder. As of December 31, 1995, there were 7,426,305 depositary units (Depositary Units) outstanding (including 1,150 Depositary Units held in the Treasury). The General Partner contributed $100 for its 5% general partner interest in the Partnership.

     It is anticipated that in the eleventh year of operations of the Partnership the General Partner will commence liquidation of the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events. Beginning in the seventh year of operations, cash flow and surplus funds, if any, will not be reinvested and will be distributed to the partners, used to repay Partnership's debt, or held as Partnership working capital. The seventh year of operations ended December 31, 1995.

     Table 1, below, lists the equipment and the cost of the equipment in the Partnership portfolio at December 31, 1995 (thousands of dollars):

                                                      TABLE 1

 Units                   Type                                        Manufacturer                           Cost
----------------------------------------------------------------------------------------------------------------------

      1     727-100C commercial aircraft                        Boeing                                  $     6,986
      2     727-200 commercial aircraft                         Boeing                                       18,021
   1.50     737-200 commercial aircraft                         Boeing                                       15,899<F1>
      1     340A commuter aircraft                              Saab-Fairchild                                5,041
    814     Refrigerated marine containers                      Various                                      12,468
     45     Dry marine containers                               Various                                         121
    308     Open top marine containers                          Various                                         810
    210     Refrigerated trailers                               Trailmobile                                   6,840
    213     Dry trailers                                        Various                                       2,803
    821     Dry piggyback trailers                              Various                                      12,079
    125     Refrigerated piggyback trailers                     Various                                       1,192
      2     Cartage trailers                                    Various                                          18
    463     Box cars                                            Various                                       7,844
    184     Tank cars                                           Various                                       4,810
    115     Covered hopper cars                                 Various                                       2,634
    193     Mill gondolas                                       Various                                       4,459
   0.55     Mobile offshore drilling unit                       Ingalls Shipbuilding                         12,658<F1>
                                                                                                       ---------------

            Total equipment                                                                             $   114,683<F2>
                                                                                                       ===============

<F1> Jointly owned by EGF II and an affiliated partnership.

<F2> Includes  proceeds from capital  contributions,  operations and partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation. All equipment was used equipment at the time of purchase, except 165 refrigerated trailers and 636 piggyback dry trailers.



     The equipment is generally leased under operating leases with terms of one to six years. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

     At December 31, 1995, 31% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment, and an allocation of other direct expenses of the rental yard operations, are billed to the Partnership.

     The lessees of the equipment include, but are not limited to: Carnival Airlines, Inc., DHL Airways, Inc., Trans Ocean Ltd., Union Pacific Railroad Company, Burlington Northern, and Cargill International. As of December 31, 1995, all of the equipment was either operating in short-term rental facilities, on lease, or under other contractual agreements except an aircraft, a railcar, and 115 containers.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI is entitled to a monthly management fee (see Financial Statements, footnotes 1 and 2).

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases

Generally, the equipment owned by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The shortto mid-term nature of operating leases generally commands a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under the operating lease need not be capitalized on the lessee's balance sheet.

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

     The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., GPA Group Plc, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnership invests in transportation, transportation-related capital equipment, and in "relocatable environments." "Relocatable environments" refer to capital equipment constructed to be self-contained in function but transportable, example of which includes mobile offshore drilling units. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials.

The following describe the markets for the Partnership's equipment:

(1)  Commercial Aircraft

International airlines are expected to post an aggregate $5.7 billion profit for 1995, an indication that the world air transport industry made a dramatic turnaround during the year. While U.S. air traffic growth slowed during 1995, capacity levels decreased, resulting in higher load factors, lower unit costs, and improved yields. Worldwide, airlines took delivery of 517 commercial jets, the lowest number since 1988. A continuing decrease in 1996 deliveries is expected to improve the supply-demand balance.

     Several factors have favorably impacted the market for "second generation" commercial jets, the type owned by the Partnership, including Boeing 727s, and 737-200s. In addition to fewer deliveries, the new generation of narrowbody aircraft has as yet failed to produce any significant savings in carriers' direct operating costs, and there are clear indications of further carrier consolidation within the U.S. and European markets. These trends, expected to continue through 1996, have led to increases in demand, rental rates, and market values for "second generation" commercial aircraft.

     The Partnership owns predominantly aircraft that are affected by the U.S. Federal Aviation Administration (FAA) regulatory requirements. However, the bulk of this equipment is on long-term leases in foreign markets and has been commanding lease rates higher than those available in the U.S. Those aircraft operating in the U.S. that are affected by the FAA regulatory requirements will either be moved into foreign markets, as applicable, or remain on lease in the U.S. maximizing what economic value is attainable until they must be retired from service.

(2)  Marine Containers

The container market ended 1994 with expectations that the strengthening market experienced late in the year would continue into 1995. Such was not the case as the usual seasonal slowdown during the post-Christmas time period extended longer than expected, and utilization in 1995 did not achieve 1994 levels. While per diem rates increased somewhat by summertime, they did not fully recover from the 8-12% decrease experienced during the preceding two years. Aggressive pricing by several major leasing companies attempting to capture greater market share is expected to put further pressure on refrigerated container utilization and per diem rates. On the secondary markets, there continues to be significant increases in supply as primary operators dispose of large numbers of older equipment. Since the Partnership owns predominately older containers, it will continue to be impacted by these industry trends.

     During 1996, major leasing companies are expected to reduce purchases of new equipment in response to soft market conditions. This anticipated reduction in supply should lead to a strengthening in utilization and per diem rates later in the year as demand catches up to supply.

(3)  Railcars

Nearly all the major railroads reported substantial revenue increases during 1995. As additional industry consolidation is expected in 1996, these mergers should produce further operating efficiencies leading to continued increases in revenues and profits. Car loadings rose approximately 3% during 1995 with chemicals, metals, and grain experiencing the largest gains. Car demand for liquefied petroleum gas and liquid fertilizer service was also strong throughout the year.

     The Partnership's fleet experienced almost 100% utilization during 1995. The few cars out of service were undergoing scheduled maintenance or repair. The General Partner believes rates are at the top of the cycle for all types of cars owned by the Partnership. With demand continuing high, rental rates for most types of cars owned by the Partnership are expected to remain relatively strong during 1996.

     On the supply side, industry experts predict approximately 55,000 new car builds and 40,000 retirements for a net gain of about 1.2% in the total U.S. fleet during 1996. While car builders are still busy, orders are not coming in as rapidly as in the last two years, so it is likely additions will not significantly outpace retirements this year.

(4)  Mobile Offshore Drilling Units (Rigs)

Demand for offshore drilling services utilizing jack-up rigs increased slightly in 1995 over the prior two years due principally to continued demand for U.S. natural gas and improved returns from international oil drilling. Utilization and day rates have been bolstered by a continued decline in the supply of rigs. In 1995, seven of the 264 rigs in service were retired from the active drilling fleet and only one rig was added. Another factor contributing to stronger contract day rates has been the continued consolidation in rig ownership through corporate mergers and rig acquisitions by larger market players. This consolidation has had a recognizable effect on stabilizing day rates in times of low utilization and increasing day rates faster in times of increasing utilization.

     Demand in the U.S. Gulf of Mexico, the largest market for jack-up rigs, is expected to continue at existing levels, while demand in international markets, primarily the North Sea and offshore India, should increase. On a long-term basis, overall demand is expected to continue at the present level and supply should continue to decline as older rigs are retired. The overall effect of these trends should be increased utilization, day rates, and rig market values as demand and supply reach equilibrium. Some industry experts predict that by the year 2000, day rates will increase to levels which will induce limitedbuilding of new rigs.

(5)  Intermodal Trailers

After three robust years, growth in the intermodal trailer market was flat in 1995. This lack of growth resulted from several factors including a lackluster domestic economy, environmental issues, the peso devaluation, a new teamsters agreement allowing more aggressive pricing, and consolidation among U.S. railroads. Industry experts believe these factors may lead to an improved balance in supply and demand and encourage suppliers to retire older, obsolete equipment in 1996. The Partnership's piggyback trailer fleet, with the average age of 7 years compared to the industry norm of 10 years, experienced better utilization than that of its competitors, averaging near 80% during 1995. Expansion and utilization levels in the intermodal market are anticipated to improve in 1996 and trailer loadings are expected to increase 3-4% per year throughout the rest of the decade.

(6)  Over-the-Road Dry Trailers

The over-the-road dry trailer market remained strong in 1995 due to record freight movements and equipment utilization. The General Partner achieved excellent utilization levels in 1995 averaging over 85%. Current levels show some signs of softening demand in comparison to the record-setting levels of 1994, when users encountered backlogs of up to 18 months for new equipment delivery. While new production is expected to decline over the next few years, this should not dramatically affect utilization levels, as plenty of older, obsolete equipment needs to be retired.

     The General Partner continues to transfer trailers with expiring lease terms to the short-term trailer rental facilities operated by PLM Rental, Inc. The General Partner believes the strong performance of units in these rental facilities reflects the demand for short-term leases mentioned above and expects this trend to continue as long as the current shortage of trailers exists.

(7)  Over-the-Road Refrigerated Trailers

After a record year in 1994, demand for refrigerated trailers softened in 1995. This softened demand affected overall performance in 1995. Adverse weather conditions reduced the volume of fresh fruit and produce available, so refrigerated equipment operators focused on hauling generic freight, adding to the dry freight market while reducing capacity and demand in temperature-controlled markets.

     Heavy consolidation in the trucking industry induced carriers to work off excess equipment inventory from 1994 levels. However, inventory is expected to return to more normal levels in 1996 and continue throughout the rest of the decade, as excess capacity is retired, newer refrigeration technology standards become more defined, and environmentally-damaging refrigerants are phased out of service.

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

     (3) the Montreal Protocol on Substances That Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars).

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1995, the partnership owned a portfolio of transportation equipment as described in Part I, Table 1.

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 900, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1995.

                                     Part II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

The Partnership's Depositary Units began trading (under the ticker symbol GFY) on November 20, 1990, on the American Stock Exchange (AMEX). As of March 14, 1996, there were 7,385,605 Depositary Units outstanding (including 1,150 Depositary Units held in the Treasury). There are approximately 9,900 Depositary Unitholders of record as of the date of this report.

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

The Partnership depositary units are listed and traded on the American Stock Exchange under the symbol GFY. Under the Internal Revenue Code (the Code), the Partnership is classified as a Master Limited Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent that income is distributed to an investor. In addition, the General Partner believes that the trading price of the Depositary Units may be distorted when the Partnership begins the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner has requested to delist the Partnership's Depositary Units from the AMEX prior to March 29, 1996. The last day for trading on the AMEX will be March 22, 1996. While the Partnership's Depositary Units will no longer be publicly traded on a national stock exchange, the General Partner will continue to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner will continue to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates that following delisting, an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

     Table 2, below, sets forth the high and low reported prices of the Partnership's Depositary Units for 1994 and 1993 as reported by the AMEX as well as cash distributions paid per Depositary Unit.

                                                      TABLE 2

                                                                              Cash
                                                                         Distributions
                                                                            Paid Per
                                                    Reported Trade         Depositary
                                                        Prices                Unit
                                              -------------------------------------------

  Calendar Period                                 High            Low

  1995

  1st Quarter                                  $   8.500       $   7.000          $ 0.40
  2nd Quarter                                  $   8.563       $   7.250          $ 0.40
  3rd Quarter                                  $   8.000       $   6.250          $ 0.40
  4th Quarter                                  $   6.625       $   4.563          $ 0.40

  1994

  1st Quarter                                  $  12.250       $  10.125          $ 0.40
  2nd Quarter                                  $  11.625       $  10.125          $ 0.40
  3rd Quarter                                  $  10.625       $   9.375          $ 0.40
  4th Quarter                                  $   9.875       $   7.250          $ 0.40



     The Partnership has engaged in a plan to repurchase up to 250,000 of the outstanding Depositary Units. During 1995, the Partnership repurchased and canceled 46,400 Depositary Units at a total cost of $345,000. During the fourth quarter of 1994, the Partnership repurchased 20,200 Depositary Units at a total cost of $156,000. During the first quarter of 1993, the Partnership repurchased 6,700 Depositary Units at a total cost of $70,000. As of December 31, 1995, the Partnership had purchased and canceled a cumulative total of 73,300 Depositary units at a cost of $571,000.

ITEM 6.  SELECTED FINANCIAL DATA

     Table 3, below, lists selected financial data for the Partnership:

                                                      TABLE 3

                                                For the years ended
                                   December 31, 1995, 1994, 1993, 1992, and 1991
                                  (thousands of dollars except per unit amounts)

                                                 1995           1994            1993           1992            1991
                                              --------------------------------------------------------------------------

  Operating results:
    Total revenues                             $ 18,983      $  26,326       $  36,901      $  34,508       $   44,519
    Net gain (loss) on
      disposition of equipment                    1,485          2,347           6,704           (329)           5,173
    Loss on revaluation of
      equipment                                    (667)          (887)           (161)        (6,876)            (300)
    Net income (loss)                               937             67           5,596        (10,489)           1,447

  At year-end:
    Total assets                               $ 49,161      $  69,485       $  84,206      $  92,928       $  124,422
    Total liabilities                            30,965         39,332          41,344         42,928           46,562
    Notes payable                                27,000         35,000          35,000         38,218           41,724

  Cash distributions                           $ 12,549      $  12,620       $  12,665      $  17,371       $   17,369

  Cash distributions which represent a return  $ 11,847         11,989       $   7,563      $  16,502       $   16,256
  of capital                                                 $

  Per Depositary Unit:

  Net income (loss)                            $   0.01<F1>  $   (0.12)<F1>  $    0.60<F1>  $   (1.53)<F1>  $     0.03<F1>

  Cash distributions                           $   1.60      $    1.60       $    1.60      $    2.20       $     2.20

  Cash distributions which represent a return  $                             $                              $
  of capital                                       1.60      $    1.60            1.01      $    2.20             2.17


<F1> After reduction of income of $815 ($0.11 per Depositary Unit) in 1995, $963
     ($0.13 per Depositary Unit) in 1994, $845 ($0.11 per Depositary Unit) in 1993, $1,495 ($0.20 per Depositary Unit) in 1992, and $1,130 (%0.15 per
     Depositary Unit) in 1991 representing special allocations to the General Partner resulting from an amendment to the Partnership Agreement (see Note 1 to the financial statements).



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of PLM Equipment Growth Fund II (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

     The analysis is organized in the following manner:

-    Results of Operations - Year Over Year Summary and Factors Affecting
     Performance
-    Financial Condition - Capital Resources, Liquidity, and Distributions
-    Outlook for the Future
-    Results of Operations - Year to Year Detail Comparison

(A)  Results of Operations

(1)  Year Over Year Summary

The Partnership's operating contribution before depreciation, amortization, gain/loss on sales, and loss on revaluation declined by approximately 11% in 1995 from 1994, primarily due to the sale of certain equipment, reduction in lease rates for certain equipment re-leased during the year, and the
Partnership's use of sales proceeds for debt reduction rather than the acquisition of additional equipment. Interest expense decreased as the
Partnership prepaid two annual principal payments, thereby reducing its outstanding debt balance, while management fees decreased as a function of decreased lease revenues.

(2)  Factors Affecting Performance

(a)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, various regulations concerning the use of the equipment, and others. The Partnership experienced re-pricing exposure in 1995 primarily in its rig and trailer portfolios.

     (i) Mobile Offshore Drilling Unit (Rigs): Effective in the first quarter of 1995, the lease of the Partnership's rig reached the end of that period of the lease term in which rents were paid on a fixed daily rate, and began a new portion of the lease term in which the fixed daily rate was reduced by approximately 30% with the provision for sharing 50% of any profits realized by the charterer operating the rig calculated on a quarterly basis. During 1995, no profit sharing was realized. For a more thorough discussion of market conditions and those factors impacting rates for rigs, see the "Demand" section on Mobile Offshore Drilling Units.

     (ii)Trailers: The majority of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. While a year over year comparison of the Partnership's trailer portfolio shows an increase in net contribution, the impact of trailer purchases in late 1994 had far greater impact on performance than changing rates, as approximately 77% of the Partnership's total intermodal trailers used in short-line railroad service were purchased in the third and fourth quarters of 1994. Net contributions for the Partnership's trailers operated in short-term rental facilities declined slightly from 1994 to 1995, for reasons described in the "Demand" section on trailers.

     Of the Partnership's remaining equipment, other factors, such as those described in the next section, had far greater impact on net contribution than changing rates.

(b)  Equipment Liquidations,  Nonperforming Lessees, and Off-lease Time

The Partnership's exposure to meeting its objective of generating net operating cash flow from lease operations to meet existing liquidity requirements and generate cash distributions lies in its ability to keep its equipment portfolio on-lease and for lessees to perform under the terms of those leases prior to the liquidation phase of Partnership operations. The previous section described risks involved in re-leasing equipment in changing markets. Risk factors involving equipment lease operations are:
     -liquidation of Partnership equipment without subsequent replacement by additional equipment (see below in Reinvestment Risk), which represents a reduction in the size of the equipment portfolio, and may result in reduction of net contributions to the partnership;
     - lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases which can not only result in reductions in net contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession, legal fees, etc.
     - equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of net contribution to the Partnership, not only through the loss of economic productivity of such equipment, but also through the assumption of costs involved in maintaining or refitting the equipment as new leases are sought.

     The Partnership experienced the following in 1995:

     (i) Liquidations: During 1995, the Partnership sold its remaining interest in a marine vessel, 2,278 marine containers, its interest in a McDonnell-Douglas DC-9 aircraft, 1 railcar, 11 trailers and 1 tractor. A portion of the proceeds from the sale of this equipment was used to prepay the first two annual installments of the Partnership's outstanding debt, totaling $8 million. As no additional equipment was purchased in 1995, these liquidations represent a permanent reduction in the Partnership's equipment portfolio. The net result of all sales, liquidations, and no reinvestment has been a reduction in the cost basis of the Partnership's equipment portfolio of approximately $14.1 million.

     (ii) Nonperforming Lessees: The Partnership purchased 1,959 marine containers for approximately $2.2 million between the first and third quarter of 1994. The lessee of this equipment encountered financial difficulties in the fourth quarter of 1994. The Partnership established reserves against receivables invoiced for these units due to the General Partner's determination that ultimate collection of this revenue was uncertain. Additionally, the Partnership accrued legal and other costs necessary to protect its interests under the term of the lease. The General Partner reached an agreement with the lessee resulting in the sale of the units to the lessee for $2.2 million in the third quarter 1995. The Partnership recovered the purchase cost of the containers and approximately $0.2 million in unpaid receivables, but was required to write-off approximately $0.3 million in receivables that will not be collected as a result of the sale.

     In the fourth quarter of 1995, the Partnership established reserves of approximately $0.2 million against invoices for one of its internationally-operated aircraft due to the General Partner's determination that ultimate collection of this rent is uncertain.

     (iii) Off-lease Time: One of the Partnership's aircraft was off-lease in the first quarter and for part of the second quarter of 1995 as it underwent repairs and retrofits in accordance with the manufacturer's Aging-Aircraft and Corrosion directives. These modifications were more extensive than anticipated, costing approximately $0.8 million, and slowing delivery to a new lessee by approximately one month. During the fourth quarter of 1995, the lease of one of the Partnership's aircraft expired, and the aircraft is presently being marketed for sale. As stated previously, it may be difficult to quantify the true economic loss to the Partnership resulting from the aircraft being off-lease in the fourth quarter; however, at previous lease rates, the net contribution from the aircraft declined by approximately $0.13 million from 1994 to 1995.

(c)  Reinvestment Risk

Reinvestment risk occurs when 1) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations; 2) equipment is sold or liquidated for less than threshold amounts;
3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates; or 4) proceeds from sales, losses, or surplus cash available for reinvestment cannot be deployed in a timely manner.

      During the first seven years of operations, the Partnership intended to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period which concluded on December 31, 1995, the Partnership will continue to operate for an additional three years, then begin an orderly liquidation over an anticipated two-year period.

     For the year ended December 31, 1995, the Partnership generated sufficient operating revenues to meet its operating obligations, including interest expense. Cash distributions of $12.5 million included both funds generated from current period operations and cash available, but not distributed, in previous periods. During the year, the Partnership received proceeds of approximately $7.0 million from the liquidation or sale of marine containers, trailers, railcars, its 50% interest in an aircraft, and 50% interest in a marine vessel. The Partnership reinvested approximately $0.6 million in aircraft modifications, but did not purchase any additional equipment in 1995. The Reinvestment phase of Partnership operations ended on December 31, 1995.

     The Partnership began the year with approximately $12.6 million in cash and restricted cash, of which approximately $8.0 million was reserved by the General Partner for prepayment of the first two annual payments of the Partnership's outstanding debt. A $7.0 million payment was made at the end of the first quarter, and an additional $1.0 million was paid in the third quarter.


(d)  Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. The carrying value of an aircraft was reduced by approximately $0.7 million in 1995.

     As of December 31, 1995, the General Partner estimated the current fair market value of the Partnership's equipment portfolio to be approximately $61.4 million.

(B)  Financial Condition - Capital Resources, Liquidity, and Distributions

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $27.0 million, has been reduced from its previous level of $35 million. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to Limited Partners, and increase the Partnership's equipment portfolio with any remaining surplus cash.

     For the year ended December 31, 1995, the Partnership generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $1.3 million to maintain the current level of distributions (total of $12.5 million in 1995) to the partners. During the year, the General Partner sold equipment for approximately $7.0 million and used these proceeds to prepay $8.0 million in principal payments on its outstanding debt.

(C)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1996 and beyond, including changes in the markets for the Partnership's equipment, changes in the regulatory environment in which that equipment operates, and general economic conditions in each year.

(1)  Repricing and Reinvestment Risk

Certain of the Partnership's aircraft, railcars, rig, and trailers will be remarketed in 1996 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to be sold certain underperforming equipment, or equipment whose continued operation may become prohibitively expensive. As the reinvestment phase of Partnership operations ended December 31, 1995, and proceeds from sold or liquidated equipment cannot subsequently be used for investment in additional equipment, such sales will result in a smaller equipment portfolio and may result in a reduction in net income available for distribution.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

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

     Pursuant to the Limited Partnership Agreement, the Partnership ceased to reinvest in additional equipment beginning in its eighth year of operations which commenced on January 1, 1996. The General Partner intends to pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive, in the period prior to the final liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

     In the first quarter of 1994, the General Partner completed the refinancing of a bank loan which was due to mature September 30, 1995. The new debt comprised notes payable of $35.0 million, and the corresponding loan agreements require the Partnership to maintain a minimum debt coverage ratio based on the fair market value of equipment, a minimum fixed charge coverage ratio, and limits the concentration of any one type of equipment in the Partnership's equipment portfolio. The refinanced debt begins to mature in March 1996. The General Partner prepaid the first two annual installments of principal due on the debt in the first and third quarters of 1995. The maturities of the remaining principal installments on the debt coincide with the liquidation phase of the Partnership and will be repaid with proceeds from sales of equipment during that phase.

     As of the first quarter of 1996, the cash distribution rate has been reduced to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels are now necessary. In addition, with the Partnership expected to enter the liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio, and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to Unitholders.

(D)  Results of Operations - Year to Year Detail Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1995 and 1994

(A)  Revenues

Total revenues for the years ended December 31, 1995 and 1994, were $19.0 million and $26.3 million, respectively. The decrease in 1995 revenues was primarily attributable to lower lease revenue and reduced gains on disposition of equipment. Lower lease revenue resulted from the Partnership's sales of an interest in a marine vessel, and an aircraft, a railcar, trailers, and marine containers during 1995 and 1994 sales. The Partnership's ability to liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in 1995 is not necessarily indicative of future periods.

     (1) Lease revenue declined to $16.8 million in 1995 from $23.3 million in 1994. The following table lists lease revenue earned by equipment type (in thousands):

                                                        For the year ended December 31,
                                                          1995               1994
                                                       -------------------------------
  Trailers and tractors                                $   4,972          $   3,885
  Rail equipment                                           4,785              4,823
  Aircraft                                                 3,666              4,935
  Marine containers                                        1,580              1,826
  Mobile offshore drilling units                           1,436              2,488
  Marine vessels                                             391              5,294
                                                       ===============================
                                                       $  16,830          $  23,251
                                                       ===============================

     Significant revenue component changes resulted primarily from:

     (a) Declines of $4.9 million in marine vessel revenues due to the sale of two marine vessels during the third quarter of 1994 and the Partnership's 50% interest in another marine vessel in the second quarter of 1995;

     (b) Declines of $1.3 million in aircraft revenue due to the sale of the Partnership's 50% interest in a DC-9 aircraft during the second quarter of 1995 and another aircraft being off-lease during part of the fourth quarter of 1995;

     (c) A decrease of $1.2 million in mobile offshore drilling unit (rig) revenue due to the sale of one rig in the fourth quarter of 1994, and a lower re-lease rate on another rig;

     (d) A decrease of $0.2 million in marine container revenue due to the sale of 2,278 marine containers during 1995;

     (e) An increase of $1.1 million in trailer and tractor revenue due to the purchase of 649 trailers in the third and fourth quarters of 1994.

     (2) Interest and other income decreased by $0.1 million due primarily due to lower cash balances available for investment, offset slightly by an increase in the interest rate earned on cash investments.

     (3) Net gain on disposition of equipment during 1995 totaled $1.5 million from the sale or disposal of the Partnership's 50% interest in a DC-9 aircraft, 11 trailers, 1 tractor, 2,278 marine containers, 1 railcar, and the Partnership's 50% interest in a marine vessel with an aggregate net book value of $5.8 million and unused drydock reserves of $0.3 million, for proceeds of $7.0 million. Net gains on disposition of equipment during 1994 totaled $2.3 million from the sale or disposal of 2 marine vessels, 2 railcars, 267 trailers, 423 marine containers, and a 12% interest in a mobile offshore drilling unit. The equipment sold had an aggregate net book value of $13.5 million and accrued drydock reserves of $2.2 million for proceeds of $13.6 million.

(B)  Expenses

Total expenses for the years ended December 31, 1995 and 1994, were $18.0 million and $26.3 million, respectively. The decrease in 1995 expenses was primarily attributable to decreased marine equipment operating expenses, depreciation expense, repairs and maintenance, insurance, and management fees, offset by a slight increase in bad debt expense.

     (1)  Direct  operating   expenses  (defined  as  repairs  and  maintenance,
insurance, and marine equipment operating expenses) decreased to $3.3 million in 1995 from $8.3 million in 1994. This change resulted from:

     (a) Decreases of $2.9 million in marine equipment operating expense resulted from the sale of two marine vessels in the third quarter of 1994 and the Partnership's 50% interest in another marine vessel in the second quarter of 1995;

     (b) Decreases of $1.4 million in repairs and maintenance costs from 1994 levels resulted from the sale of two marine vessels in the third quarter of 1994 and a 50% interest in another marine vessel in the second quarter of 1995. These declines were offset slightly by increases in aircraft expenses resulting from the refurbishment of an aircraft prior to being re-leased;

     (c) Decreases of $0.7 million in insurance expenses resulted from the sale of two marine vessels in the second quarter of 1994. The 1994 expenses include a $0.2 million refund from an insurance pool in which the Partnership's marine vessels participate, due to lower than expected insurance claims in the pool. A similar refund was not received in 1995.

     (2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $14.1 million in 1995 from $17.1 million in 1994. This change resulted from:

     (a) Decreases of $2.6 million in depreciation expense from 1994 levels, reflecting the Partnership's double-declining balance depreciation method and the effect of asset sales in 1994 and 1995, partially offset by the purchase of equipment during the later part of 1994;

     (b) Decreases of $0.3 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1995 as compared to 1994;

     (c) Decreases of $0.2 million in interest expense from a $0.3 million write-off in 1994 of unamortized loan origination costs due to the refinancing of the Partnership's debt in 1994, offset by a $0.1 million increase due to a higher base rate of interest charged on the Partnership's floating rate debt during 1995;

     (d) Decreases of $0.1 million in general and administrative expenses from 1994 levels, resulting from the write-off of accrued legal and other expenses, offset by increased administrative costs associated with the short-term rental facilities due to an additional 636 trailers now operating in the facilities in 1995 when compared to the same period in 1994;

     (e) Increases of $0.2 million in bad debt expense reflect the General Partner's evaluation of the collectibility of receivables due from an aircraft lessee that encountered financial difficulties.

     (3) Loss on revaluation of equipment of $0.7 million in 1995 resulted from the Partnership reducing the net book value of an aircraft to its estimated net realizable value.

(C)  Net Income

The Partnership's net income of $937,000 for the year ended December 31, 1995, increased from net income of $67,000 for 1994. During 1995, the Partnership distributed $11.9 million to the Limited Partners, or $1.60 per Depositary Unit.

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

     (1) Lease revenue declined to $23.3 million in 1994 from $30.0 million in 1993. The following table lists lease revenue earned by equipment type (in thousands):

                                                        For the year ended December 31,
                                                          1994               1993
                                                       -------------------------------
  Marine vessels                                       $   5,294          $  12,050
  Rail equipment                                           4,823              5,336
  Aircraft                                                 4,935              5,051
  Trailers and tractors                                    3,885              3,590
  Mobile offshore drilling unit                            2,488              1,418
  Marine containers                                        1,826              2,506
                                                       ===============================
                                                       $  23,251          $  29,951
                                                       ===============================

     Significant revenue component changes resulted primarily from:

     (a) Declines of $6.8 million in marine vessel revenue due to the sale of five on-lease marine vessels during the first and fourth quarters of 1993 and the third quarter of 1994;

     (b) Declines of $0.7 million in marine container revenues primarily due to a group of marine containers which were on-lease in 1993, but off-lease in 1994, offset, in part, by revenue earned on 1,959 marine containers purchased during 1994;

     (c) Declines of $0.5 million in rail equipment revenues due to the sale of 639 railcars during 1993 and two railcars in 1994;

     (d) Declines of $0.1 million in aircraft revenues due to the sale of an aircraft in the fourth quarter of 1993 and a significant rate reduction on a renewed lease for another aircraft;

     (e) Increases of $1.1 million in mobile offshore drilling unit (rig) revenues due to the acquisition and lease of a 55% interest in a rig during July of 1993;

     (f) Increases of $0.3 million in trailer revenue due to the acquisition of 649 trailers during the third and fourth quarters of 1994.

     (2) Net gains on disposition of equipment during 1994 totaled $2.3 million from the sale or disposal of 2 marine vessels, 2 railcars, 267 trailers, 423 marine containers, and a 12% interest in a mobile offshore drilling unit. The equipment sold had an aggregate net book value of $13.5 million and accrued drydock reserves of $2.2 million and proceeds totaled $13.6 million. Net gains on disposition of equipment during 1993 totaled $6.7 million from the sale or disposal of 3 marine vessels, 639 railcars, 1 aircraft, 124 tractors and trailers, and 305 marine containers with an aggregate net book value of $16.0 million and accrued drydock reserves of $1.5 million for proceeds of $21.2 million (see Note 3 to the Financial Statements).

(B)  Expenses

Total expenses for the years ended December 31, 1994 and 1993, were $26.2 million and $31.3 million, respectively. The decrease in 1994 expenses was primarily attributable to decreased depreciation expense, marine equipment operating expenses, and repairs and maintenance, offset by increases in loss on revaluation of equipment and interest expense.

     (1)  Direct  operating   expenses  (defined  as  repairs  and  maintenance,
insurance, and marine equipment operating expenses) decreased to $8.2 million in 1994 from $12.3 million in 1993. This change resulted from:

     (a) Declines of $2.1 million in marine equipment operating costs due to the sale of three marine vessels in 1993 and two marine vessels in 1994. This decrease was offset by increased operating cost for three marine vessels (of which two were sold at the end of the third quarter of 1994) which operated under leases (voyage charters and utilization based pooling arrangements) in which the Partnership paid costs not incurred when the vessels operated under time charter in the similar period one year earlier;

     (b) Declines of $1.2 million in insurance expense which resulted primarily from the sale of three marine vessels in 1993 and a refund of $0.2 million from an insurance pool in which the Partnership's marine vessels participate, due to lower than expected insurance claims in the pool;

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

     (2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $17.1 million in 1994 from $18.9 million in 1993. This change resulted from:

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

(3) Loss on revaluation of equipment of $0.9 million in 1994 which resulted from the Partnership reducing the carrying value of two aircraft to their estimated net realizable values.

(C)  Net Income

The Partnership's net income of $67,000 for the year ended December 31, 1994, decreased from a net income of $5.6 million for 1993. During 1994, the Partnership distributed $12.0 million to the Limited Partners, or $1.60 per Depositary Unit.

Geographic Information

The Partnership operates its equipment in international markets. As such, the Partnership is exposed to a variety of currency, political, credit, and economic risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the notes to the financial statements for information on the revenues, income, and assets in various geographic regions.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1995, 1994, or 1993.

Trends

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1995, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These different markets have had individual effects on the performance of Partnership equipment - in some cases resulting in declining performance, and in others, in improved performance.

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

     The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements and Financial Statement Schedules included in Item 14(a) of this Annual Report.

     Table 4, below, is a summary of the results of operations on a quarterly basis for the Partnership for the years ended December 31, 1995 and 1994 (in thousands of dollars except per unit amount):


                                                      TABLE 4
                                                Three months ended:
                                    (thousands of dollars, except unit amounts)



  1995                                                  March 31          June 30          Sept. 30          Dec. 31
  ---------------------------------------------------------------------------------------------------------------------

  Total revenues                                       $  4,726          $  5,315          $  4,653          $  4,289

  Net (loss) gain on disposition
    of equipment                                       $     50          $    804          $    496          $    135

  Loss on revaluation of equipment                     $     --          $     --          $   (667)<F1>        $     --

  Net income (loss)                                    $    248          $    683          $   (104)         $    110

  Net gain (loss) per Depositary Unit<F2>              $   0.01          $   0.08          $  (0.08)         $  (0.02)

  Cash distributions                                   $  3,146          $  3,138          $  3,132          $  3,133

  Cash distributions per Depositary Unit               $   0.40          $   0.40          $   0.40          $   0.40

  Number of Depositary Units at end
    of quarter<F3>                                        7,453             7,439             7,439             7,426


<F1> At December  31, 1995,  the  Partnership  reduced the carrying  value of an aircraft.

<F2> After reduction of $815 ($0.11 per Depositary Unit)  representing a special allocation to the General Partner (see Note 1 to financial statements).

<F3> Includes 1,150 Depositary Units held in the Treasury.





                                                      TABLE 4
                                                Three months ended:
                                    (thousands of dollars, except unit amounts)


  1994                                                  March 31          June 30          Sept. 30          Dec. 31
  ---------------------------------------------------------------------------------------------------------------------

  Total revenues                                       $  6,863          $  6,413          $  6,283         $  6,767

  Net (loss) gain on disposition
    of equipment                                       $    581          $     59          $    125         $  1,582

  Loss on revaluation of equipment                     $     --          $     --          $     --         $   (887)<F1>

  Net income (loss)                                    $    766          $   (816)         $    184         $    (67)

  Net gain (loss) per Depositary Unit<F2>              $   0.08          $  (0.14)         $  (0.03)        $  (0.03)

  Cash distributions                                   $  3,155          $  3,155          $  3,155         $  3,155

  Cash distributions per Depositary Unit               $   0.40          $   0.40          $   0.40         $   0.40

  Number of Depositary Units at end
    of quarter<F3>                                        7,493             7,493             7,493            7,473


<F1> At December  31, 1994,  the  Partnership  reduced the  carrying  value of 2 aircraft.

<F2> After reduction of $963 ($0.13 per Depositary Unit)  representing a special allocation to the General partner (see Note 1 to the financial statements).

<F3> Includes 1,150 Depositary Units held in the Treasury.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.







                                      (This space intentionally left blank.)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        60                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Allen V. Hirsch                        42                  Director, Vice Chairman of the Board, Executive Vice
                                                           President of PLM International, Inc.; Director and
                                                           President, PLM Financial Services, Inc.; President,
                                                           PLM Securities Corp., and PLM Transportation
                                                           Equipment Corporation.

Walter E. Hoadley                      79                  Director, PLM International, Inc.

Robert L. Pagel                        59                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     61                  Director, PLM International, Inc.

Robert N. Tidball                      57                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     47                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        49                  President, PLM Investment Management, Inc.; Vice
                                                           President, PLM Financial Services, Inc.

David J. Davis                         39                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          41                  President, PLM Railcar Management Services Canada
                                                           Limited.

Douglas P. Goodrich                    49                  Senior Vice President, PLM International,
                                                           PLM Transportation Equipment Corporation;
                                                           President PLM Railcar Management Services, Inc.

Steven O. Layne                        41                  Vice President, PLM Transportation Equipment
                                                           Corporation.

Stephen Peary                          47                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc. and PLM Financial Services, Inc.;
                                                           Vice President, PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation, PLM Securities, Corp.

Thomas L. Wilmore                      53                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.


     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988 Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

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

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America  from  1968  to  1981  and  Chairman  of the  Federal  Reserve  Bank  of
Philadelphia from 1962 to 1966. Dr. Hoadley had served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991 Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

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

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Douglas P. Goodrich was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also serve as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

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











                     (This space intentionally left blank.)

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners
         The General Partner is generally entitled to 5% interest in the profits and losses and distributions of the Partnership. At December 31, 1995, no investor was known by the General Partner to beneficially own more than 5% of the Depositary Units of the Partnership.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

During 1995, management fees to IMI were $818,000. The General Partner and its affiliates were reimbursed $1,026,000 for administrative and data processing services performed on behalf of the Partnership in 1995. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly owned, Bermuda-based subsidiary of PLM International, $87,000 for insurance coverages during 1995 which amounts were paid substantially to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

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

          10.2 $35,000,000 Note Agreement, dated as of March 1, 1994. Incorporated by reference to the Partnership's Annual Report on Form 10-K to the Securities and Exchange Commission dated March 24, 1995.

          10.3 Amended and Restated Warehousing Credit Agreement, dated as of September 27, 1995, with First Union National Bank of North
                  Carolina. Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q to the Securities and Exchange Commission dated November 10, 1995.

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


Date:  March 20, 1996                PLM EQUIPMENT GROWTH FUND II
                                     Partnership

                                     By:      PLM Financial Services, Inc.
                                              General Partner



                                     By:      *_____________________
                                               Allen V. Hirsch
                                               President



                                     By:      /s/ David J. Davis
                                              -----------------------
                                              David J. Davis
                                              Vice President and
                                              Controller



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


                                                        /s/Stephen Peary
                                                        ---------------------
                                                        Stephen Peary
                                                        Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                            Capacity                        Date


*_____________________
Allen V. Hirsch             Director - FSI                   March 20, 1996


*_____________________
J. Alec Merriam             Director - FSI                   March 20, 1996


*_____________________
Robert L. Pagel             Director - FSI                   March 20, 1996



* Stephen Peary, by signing his name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Stephen Peary
---------------------
Stephen Peary
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                            Page

Report of Independent Auditors                                                32

Balance sheets as of December 31, 1995 and 1994                               33

Statements of income for the years ended December 31, 1995,
1994, and 1993                                                                34

Statements of changes in partners' capital for the years
ended December 31, 1995, 1994, and 1993                                       35

Statements of cash flows for the years ended December 31,
1995, 1994, and 1993                                                          36

Notes to financial statements                                              37-44


All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PLM Equipment Growth Fund II:

We have audited the financial statements of PLM Equipment Growth Fund II as listed in the accompanying index These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

/S/KPMG PEAT MARWICK, LLP


SAN FRANCISCO, CALIFORNIA
March 14, 1996



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,
                (in thousands of dollars except per unit amounts)



                                     ASSETS


                                                                                     1995                 1994
                                                                                 ----------------------------------

  Equipment held for operating leases, at cost                                    $  114,683           $  128,784
  Less accumulated depreciation                                                      (75,431)             (74,672)
                                                                                 ----------------------------------
      Net equipment                                                                   39,252               54,112

  Cash and cash equivalents                                                            6,624               12,348
  Restricted cash                                                                        548                  296
  Accounts receivable, less allowance for doubtful
    accounts of $520 in 1995 and $427 in 1994                                          2,424                2,258
  Lease negotiation fees to affiliate, net of accumulated
    amortization of $1,401 in 1995 and $1,669 in 1994                                     94                  178
  Debt issuance costs, net of accumulated amortization
    of $69 in 1995 and $79 in 1994                                                       167                  207
  Prepaid expenses and other assets                                                       52                   86
                                                                                 ----------------------------------
      Total assets                                                                $   49,161           $   69,485
                                                                                 ==================================

                                         LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

    Accounts payable and accrued expenses                                         $      409           $      867
    Due to affiliates                                                                    544                  236
    Notes payable                                                                     27,000               35,000
    Prepaid deposits and reserve for repairs                                           3,012                3,229
                                                                                 ----------------------------------
      Total liabilities                                                               30,965               39,332
                                                                                 ----------------------------------

  Partners' capital (deficit):

    Limited Partners  (7,426,305 and 7,472,705  Depositary Units including 1,150
     Depositary Units held in the Treasury at
     December 31, 1995 and 1994 respectively)                                         18,658               30,850
    General Partner                                                                     (462)                (697)
                                                                                 ----------------------------------
      Total partners' capital                                                         18,196               30,153
                                                                                 ----------------------------------
      Total liabilities and partners' capital                                     $   49,161           $   69,485
                                                                                 ==================================

                       See accompanying notes to financial
                                  statements.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,
                (in thousands of dollars except per unit amounts)



                                                                            1995           1994          1993
                                                                        ------------------------------------------
  Revenues:

    Lease revenue                                                        $  16,830      $  23,251      $ 29,951
    Interest and other income                                                  668            728           246
    Net gain on disposition of equipment                                     1,485          2,347         6,704
                                                                        ------------------------------------------
      Total revenues                                                        18,983         26,326        36,901

  Expenses:

    Depreciation and amortization                                            8,552         11,141        13,504
    Management fees to affiliate                                               818          1,150         1,523
    Interest expense                                                         2,349          2,550         1,708
    Insurance expense to affiliate                                              87            299         1,082
    Other insurance expense                                                    171            618         1,030
    Repairs and maintenance                                                  2,867          4,307         4,970
    Marine equipment operating expenses                                        152          3,033         5,185
    General and administrative expenses
      to affiliates                                                          1,026            732           736
    Other general and administrative expenses                                  895          1,298         1,388
    Bad debt expense                                                           462            244            18
    Loss on revaluation of equipment                                           667            887           161
                                                                        ------------------------------------------
      Total expenses                                                        18,046         26,259        31,305
                                                                        ------------------------------------------

      Net income                                                         $     937      $      67      $  5,596
                                                                        ==========================================

  Partners' share of net income (loss):

    Limited Partners                                                     $      75      $    (899)     $  4,471
    General Partner                                                            862            966         1,125
                                                                        ==========================================
      Total                                                              $     937      $      67      $  5,596
                                                                        ==========================================

  Net income (loss) per Depositary  Unit  (7,426,305,  7,472,705, and 7,492,905 Depositary  Units (including 1,150 Depositary Units
  held in the Treasury) at December 31, 1995, 1994, and 1993             $    0.01      $   (0.12)     $   0.60
                                                                        ==========================================

  Cash distributions                                                     $  12,549      $  12,620      $ 12,665
                                                                        ==========================================

  Cash distribution per Depositary Unit                                  $    1.60      $    1.60      $   1.60
                                                                        ==========================================

                       See accompanying notes to financial
                                  statements.



                                         PLM EQUIPMENT GROWTH FUND II
                                           (A Limited Partnership)

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the years ended December 31, 1995, 1994, and 1993
                                            (thousands of dollars)


                                                                 Limited            General
                                                                 Partners           Partner            Total
                                                               --------------------------------------------------

  Partners' capital (deficit) at December 31, 1992              $   51,527         $ (1,526)         $  50,001

  Net income                                                         4,471            1,125              5,596

  Cash distributions                                               (12,034)            (631)           (12,665)

  Repurchase of Depositary Units                                       (70)              --                (70)
                                                               --------------------------------------------------

  Partners' capital (deficit) at December 31, 1993                  43,894           (1,032)            42,862

  Net income (loss)                                                   (899)             966                 67

  Cash distributions                                               (11,989)            (631)           (12,620)

  Repurchase of Depositary Units                                      (156)              --               (156)
                                                               --------------------------------------------------

  Partners' capital (deficit) at December 31, 1994                  30,850            (697)             30,153

  Net income                                                            75              862                937

  Cash distributions                                               (11,922)            (627)           (12,549)

  Repurchase of Depositary Units                                      (345)              --               (345)
                                                               --------------------------------------------------

  Partners' capital (deficit) at December 31, 1995              $   18,658         $   (462)         $  18,196
                                                               ==================================================


                       See accompanying notes to financial
                                  statements.



                                         PLM EQUIPMENT GROWTH FUND II
                                           (A Limited Partnership)
                                           STATEMENTS OF CASH FLOWS
                                       for the years ended December 31,
                                            (thousands of dollars)

                                                                            1995            1994            1993
                                                                        ---------------------------------------------
  Operating activities:
    Net income                                                           $      937      $       67      $    5,596
    Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
      Net gain on disposition of equipment                                   (1,485)         (2,347)         (6,704)
      Write-off of unamortized loan origination
        cost and debt placement fees                                             --             305              --
      Loss on revaluation of equipment                                          667             887             161
      Depreciation and amortization                                           8,552          11,141          13,504
      Changes in operating assets and liabilities:
        Restricted cash                                                        (252)            150            (162)
        Accounts receivable, net                                               (166)            644          (1,209)
        Insurance reimbursement receivable                                       --              --           2,810
        Prepaid expenses                                                         34             234             201
        Accounts payable and accrued expenses                                  (473)           (863)            501
        Due to affiliates                                                       308            (121)             46
        Accrued drydock expenses                                                271           2,201           1,458
        Prepaid deposits and reserves for repairs                              (217)           (988)          1,088
                                                                        ---------------------------------------------
  Net cash provided by operating activities                                   8,176          11,310          17,290
                                                                        ---------------------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                    7,005          13,558          21,229
    Payments of acquisition-related fees to affiliate                            --            (534)           (565)
    Payments for purchase of equipment                                           --         (11,856)        (12,345)
    Payment for capital improvements                                            (11)           (727)             --
    Decrease in restricted cash                                                               7,378          (5,852)
    Payments of lease negotiation fees to affiliate                              --            (119)           (126)
                                                                        ---------------------------------------------
  Net cash provided by investing activities                                   6,994           7,700           2,341
                                                                        ---------------------------------------------

  Financing activities:
    Proceeds from notes payable                                                  --          35,000              --
    Principal payments on notes payable                                      (8,000)        (35,000)         (3,218)
    Payments of debt issuance costs                                              --            (236)            (50)
    Cash distributions paid to partners                                     (12,549)        (12,620)        (12,665)
    Repurchase of Depositary Units                                             (345)           (156)            (70)
                                                                        ---------------------------------------------
  Net cash used in financing activities                                     (20,894)        (13,012)        (16,003)
                                                                        ---------------------------------------------

  Cash and cash equivalents:
  Net (decrease) increase in cash and cash
      equivalents                                                            (5,724)          5,998           3,628

  Cash and cash equivalents at beginning of year                             12,348           6,350           2,722
                                                                        ---------------------------------------------
  Cash and cash equivalents at end of year                               $    6,624      $   12,348      $    6,350
                                                                        =============================================
  Supplemental information:
      Interest paid                                                      $    2,302      $    2,246      $    1,708
                                                                        =============================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation

         Organization

         PLM Equipment Growth Fund II, a California limited partnership (the Partnership) was formed on March 30, 1987. The Partnership engages in the business of owning and leasing primarily used transportation equipment. The Partnership commenced significant operations in June, 1987. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

              The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. At the conclusion of the Partnership's seventh year of operations on December 31, 1995, the General Partner stopped reinvesting excess cash and will start distributing any funds remaining to the Partners. Beginning in the eleventh year, the General Partner intends to begin an orderly liquidation of the Partnership's assets.

              FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner (see Net Income (Loss) and Distributions per Depositary Unit, below). The General Partner is entitled to an incentive fee equal to 7.5% of Surplus Distributions as defined in the Limited Partnership Agreement remaining after the Limited Partners have received a certain minimum rate of return.

              These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Operations

         The equipment of the Partnership is managed under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation (continued)

         Depreciation and Amortization (continued)

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

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded.

              Equipment held for operating leases is stated at cost.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft airframes and engines, escrow accounts are prefunded by the lessees. Estimated costs associated with marine vessel drydockings, which are included in repairs and maintenance expense, are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as prepaid deposits and reserve for repairs.

         Net Income (Loss) and Distributions per Depositary Unit

         The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner. During 1995, the General Partner received a special allocation of income of $815,000 ($963,000 in 1994 and $845,000 in 1993). The
         Limited Partners' net income or loss and distributions are allocated among the Limited Partners based on the number of Depository Units owned by each Limited Partner. Cash distributions are recorded when paid. Cash distributions of $3,127,000, $3,146,000, and $3,155,000
         ($0.40 per Depositary Unit) were declared on December 31, 1995, 1994, and 1993 and paid on February 15, 1996, 1995, and 1994, respectively, to the unitholders of record as of December 31, 1995, 1994, and 1993, respectively. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. Cash distributions to Limited Partners of $11,847,000, $11,989,000, and $7,563,000 in 1995, 1994, and
         1993, respectively, were deemed to be a return of capital.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation (continued)

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. Lessee security deposits held by the Partnership are considered restricted cash.

         Reclassifications

         Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation. Transportation equipment held for operating leases at December 31, 1995 and 1994, includes equipment previously reported as held for sale.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee equal to the greater of (i) 5% of Gross Revenues (as defined in the agreement) prior to the payment of any principal and interest incurred in connection with any indebtedness, or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to certain adjustments. Management fees of $195,000, and $542,000, were payable at December 31, 1995, and 1994, respectively. The Partnership reimbursed FSI and its affiliates $1,026,000, $732,000, and $736,000 for administrative and data processing services performed on behalf of the Partnership in 1995, 1994, and 1993, respectively. Debt placement fees are charged by the General Partner in an amount equal to 1% of the Partnership's borrowings less amounts paid to third parties in relation to the debt placement. No debt placement fees were paid or payable to FSI during 1995, 1994, and 1993.

              The Partnership paid lease negotiation and equipment acquisition fees of $653,000, and $691,000 in 1994, and 1993, respectively, and none in 1995, to PLM Transportation Equipment Corporation (TEC). TEC is a wholly owned subsidiary of FSI.

              The Partnership  paid $87,000,  $299,000,  and $1,082,000 in 1995,
         1994 and 1993 respectively, to Transportation Equipment Indemnity Company Ltd. (TEI) which provides insurance coverage for Partnership equipment and other insurance brokerage services to the Partnership. TEI is an affiliate of the General Partner. A substantial portion of these amounts was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

              At December 31, 1995, approximately 31% of the Partnership's trailer equipment had been transferred into rental yards operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership.

              The Partnership owns certain equipment for lease in conjunction with affiliated partnerships. In 1995, this equipment included one commercial aircraft (50% owned) and one mobile offshore drilling unit (55% owned).

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.       Equipment

         The components of equipment at December 31, 1995 and 1994, are as follows (in thousands):

  Equipment held for operating leases                      1995              1994
                                                       --------------------------------

  Rail equipment                                       $    19,747        $   19,749
  Marine containers                                         13,399            17,939
  Marine vessels                                                --             4,702
  Aircraft                                                  45,947            50,644
  Trailers and tractors                                     22,932            23,092
  Mobile offshore drilling unit                             12,658            12,658
                                                       --------------------------------
                                                           114,683           128,784
  Less accumulated depreciation                            (75,431)          (74,672)
                                                       --------------------------------
  Net equipment                                        $    39,252        $   54,112
                                                       ================================

              Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

              As of December 31, 1995, all equipment in the Partnership portfolio was either operating in short-term rental facilities or on lease, except an aircraft, a railcar, and 115 marine containers. At December 31, 1994, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 266 marine containers and one tractor. The aggregate carrying value of equipment off-lease was $2.0 million and $1.1 million at December 31, 1995, and 1994, respectively.

              During 1994, the Partnership purchased 1,959 marine containers and 649 trailers at a cost of $11.9 million and paid acquisition and lease negotiation fees of $0.6 million to TEC (see Note 2 to the Financial Statements).

              During 1995, the Partnership sold or disposed of its 50% interest in a DC-9 aircraft, 2,278 marine containers, 11 trailers, 1 tractor, 1 railcar, and its 50% interest in a marine vessel, with an aggregate net book value of $5.8 million and unused drydock reserves of $0.3 million, for proceeds of $7.0 million. During 1994, the Partnership sold or disposed of 423 marine containers, 267 trailers, 2 railcars, 2 marine vessels, and a 12% interest in a mobile offshore drilling unit with an aggregate net book value of $13.5 million and accrued drydock reserves of $2.2 million for aggregate proceeds of $13.6 million.

              The Partnership reduced the carrying value of one aircraft by $667,000 during 1995 and reduced the carrying values of two aircraft by $887,000 during 1994 to their estimated net realizable value.

              All leases are being accounted for as operating leases. Future minimum rentals receivable under noncancelable leases at December 31, 1995, during each of the next five years are approximately $4,518,000 - 1996; $1,756,000 - 1997; $520,000 - 1998; $463,000 - 1999; and $18,000
         - 2000. Contingent rentals based upon utilization were approximately $2,047,000, $2,821,000, and $2,077,000 in 1995, 1994 and 1993,
         respectively.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.       Equipment (continued)

         The Partnership owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

         The Partnership leases its aircraft, railcars and trailers to lessees domiciled in five geographic regions: North America, Middle East, Europe, Asia, and South Asia. Marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. The tables below sets forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the year ended December 31, 1995, 1994, and 1993 (in thousands):

                                           Region               1995           1994           1993
                                                             ------------------------------------------
   Revenues:
     Marine vessels                        Various           $     391      $   5,294      $   12,050
     Marine containers                     Various               1,580          1,826           2,506
     Mobile offshore drilling units        South Asia            1,436          1,904             827
                                           Middle East              --            584             591
     Railcars                              North America         4,785          4,823           5,336
     Trailers                              North America         4,972          3,885           3,590
     Aircraft                              Asia                    630            756             126
                                           South Asia              756            756             761
                                           North America         1,594          1,727           2,228
                                           Europe                  686          1,696           1,936

                                                             ==========================================
   Total revenues                                            $  16,830      $  23,251      $   29,951
                                                             ==========================================

     The following table sets forth Identifiable net income (loss) information by equipment type by region for the year ended December 31, 1995, 1994, and 1993 (in thousands):

                                          Region               1995           1994           1993
                                                            -------------------------------------------
  Income (loss):
    Marine vessels                        Various            $    302       $ (2,038)     $    2,402
    Marine containers                     Various               1,143            399           1,022
    Mobile offshore drilling units        South Asia             (247)          (137)           (276)
                                          Middle East              --          1,447              34
    Railcars                              North America         1,937          1,826           9,130
    Trailers                              North America         1,376          1,551             808
    Aircraft                              Asia                    173            217             (37)
                                          South Asia              237            155             (17)
                                          North America           460            516             955
                                          Europe                 (728)          (468)            197

                                                            -------------------------------------------
  Total identifiable net income                                 4,653          3,468          14,218
    Administrative and other                                   (3,716)        (3,401)         (8,622)
                                                            ===========================================
  Total net income                                           $    937       $     67      $    5,596
                                                            ===========================================


                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.       Equipment (continued)

     The net book value of these assets at December 31, 1995, 1994, and 1993, are as follows (in thousands):

                                          Region               1995           1994           1993
                                                            -------------------------------------------

    Marine vessels                        Various            $     --       $  2,173      $   13,295
    Marine containers                     Various               3,951          7,533           7,220
    Mobile offshore drilling units        North America         8,058          9,669          11,601
                                          Middle East              --             --           2,625
    Railcars                              North America         6,380          7,382           8,567
    Trailers                              North America        11,064         13,120           5,662
    Aircraft                              Asia                  1,641          2,046           2,455
                                          South Asia            2,214          2,665           3,198
                                          North America         4,100          5,091           5,547
                                          Europe                1,844          4,433           6,246

                                                            ===========================================
  Total Equipment                                            $ 39,252       $ 54,112      $   66,416
                                                            ===========================================

         There were no lessees that accounted for 10% or more of total revenues for 1995, 1994, and 1993.

4.      Notes Payable

                                                                                         1995            1994
                                                                                   ---------------------------------

         Notes payable to insurance companies under a $35 million Loan facility, bearing  interest  at LIBOR + 1.55% per annum  (7.24% at  December  31,
         1995, and 8.05% at December 31,
         1994) payable quarterly in arrears                                             $27,000,000     $35,000,000
                                                                                   ---------------------------------

         Total notes payable                                                            $27,000,000     $35,000,000
                                                                                   =================================

              On March 31, 1994, the Partnership completed a refinancing of its $35 million bank loan which was originally due on September 30, 1995. The new loan facility is unsecured and nonrecourse, limits additional borrowings, and specifies covenants related to collateral coverage, fixed charge coverage, ratios for market value, and composition of the equipment owned by the Partnership. The loan facility bears interest at LIBOR + 1.55% per annum (7.24% at December 31, 1995, and 8.05% at December 31, 1994) and is payable quarterly in arrears. Principal is payable in annual installments of $4 million due on March 31, 1996 and 1997, $9 million on March 31, 1998 and 1999, and a final payment of $9 million on March 31, 2000. The Partnership paid a facility fee of $236,000 to the lender in connection with this credit facility. As of December 31, 1995, the Partnership prepaid $8,000,000 of the outstanding note payable representing the principal payments due March 31, 1996 and 1997.

              The General Partner believes that the book value of the notes payable approximates fair value due to its variable interest rate.

              The General Partner has entered into a joint $25 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I (Fund I), all affiliated investment programs, and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i)

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

4.      Notes Payable (continued)

         70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, Fund I (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available to EGF VII and TECAI on December 20, 1993, and became available to the Company on May 8, 1995 and was amended and restated to include the above mentioned Partnership on September 27, 1995, and to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option and is set at the time of an advance of funds. As of December 31, 1995, neither the Partnership, nor TECAI had any outstanding borrowings under the Committed Bridge Facility. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time.

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

              As of December 31, 1995, there were temporary differences of approximately $14,704,000 between the financial statement carrying values of certain assets and liabilities and the income tax bases of such assets and liabilities, primarily due to the differences in depreciation methods and in the method of providing reserves for repairs.

6.       Repurchase of Depositary Units

         On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In 1995, the Partnership had purchased and canceled 46,400 Depositary Units at a cost of $0.3 million. As of December 31, 1995, the Partnership had cumulatively repurchased 73,300 Depositary Units at a cost of $0.6 million.

7.       Future Delisting of Partnership Units

         The Partnership depositary units are listed and traded on the American Stock Exchange under the symbol GFY. Under the Internal Revenue Code (the Code), the Partnership is classified as a Master Limited Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent that income is distributed to an investor. In addition, the General Partner believes that the trading price of the Depositary Units may be distorted when the Partnership begins the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner has requested to delist the Partnership's Depositary Units from the AMEX prior to March 29, 1996. The last day for trading on the AMEX will be March 22, 1996. While the Partnership's Depositary Units will no longer be publicly traded on a national stock exchange, the General Partner will continue to manage the equipment of the Partnership and

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

7.       Future Delisting of Partnership Units (continued)

         prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner will continue to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates that following delisting, an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

8.       Subsequent Events

         On March 11, 1996, the Partnership declared quarterly distributions of $0.25 per outstanding depositary unit, payable May 15, 1996 to Unitholders of record as of March 29, 1996.

                          PLM EQUIPMENT GROWTH FUND II

                                INDEX OF EXHIBITS


  Exhibit                                                                                    Page

    4.     Limited Partnership Agreement of Partnership                                       *

    4.1    Amendment to Limited Partnership Agreement of Registrant                           *

   10.1    Management Agreement between Partnership and PLM Investment                        *
           Management, Inc.

   10.2    $35,000,000 Note Agreement dated as of March 1, 1994                               *

   10.3    $25,000,000 Warehousing Credit Agreement, dated as of
           September 27, 1995, with
           First Union National Bank of North Carolina.                                       *

   25.     Powers of Attorney.                                                              46-48


*  Incorporated by reference.  See page 26 of this report.