Form 10-Q
period 1996-03-31
PLM EQUIPMENT GROWTH FUND II
filed 1996-05-13
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1996.

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
                            (in thousands of dollars)

                                     ASSETS

                                                                                 March 31,             December 31,
                                                                                   1996                    1995
                                                                              -----------------------------------------

  Equipment held for operating leases                                           $   93,416              $   93,980
  Less accumulated depreciation                                                    (66,018)                (65,000)
                                                                              -----------------------------------------
    Net equipment                                                                   27,398                  28,980

  Cash and cash equivalents                                                          4,534                   6,427
  Restricted cash                                                                      547                     548
  Investment in unconsolidated special purpose entities                             10,133                  10,515
  Accounts receivable, less allowance for
    doubtful accounts of $260 in 1996 and $19 in 1995                                1,794                   2,198
  Deferred charges, net of accumulated amortization of
    $1,394 in 1996 and $1,374 in 1995                                                  217                     237
  Prepaid expenses and other assets                                                     32                      52
                                                                              -----------------------------------------

  Total assets                                                                  $   44,655              $   48,957
                                                                              =========================================


                    LIABILITIES AND PARTNERS' CAPITAL


  Liabilities:

  Accounts payable and accrued expenses                                         $      342              $      409
  Due to affiliates                                                                    216                     398
  Note payable                                                                      27,000                  27,000
  Prepaid deposits and reserve for repairs                                           2,291                   2,954
                                                                             -----------------------------------------
    Total liabilities                                                               29,849                  30,761
                                                                             -----------------------------------------

  Partners' capital  (deficit):

  Limited Partners (7,385,605 and 7,426,305 Depositary Units,
    including 1,150 Depositary Units held in the
    Treasury at March 31, 1996 and December 31, 1995)                               15,239                  18,658
  General Partner                                                                     (433)                   (462)
                                                                             -----------------------------------------
    Total partners' capital                                                         14,806                  18,196
                                                                             -----------------------------------------

  Total liabilities and partners' capital                                       $   44,655              $   48,957
                                                                             =========================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (In thousands of dollars except per unit amounts)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                      1996           1995
                                                                                  ----------------------------

Revenues:

  Lease revenue                                                                    $   3,181      $   4,531
  Interest and other income                                                               73            145
  Net gain  on disposition of equipment                                                  114             50
                                                                                  ----------------------------
      Total revenues                                                                   3,368          4,726

Expenses:

  Depreciation and amortization                                                        1,467          2,345
  Management fees to affiliate                                                           149            238
  Interest expense                                                                       488            712
  Insurance expense to affiliate                                                          --             87
  Other insurance expense                                                                 43             17
  Repairs and maintenance                                                                389            554
  Marine equipment operating expenses                                                      6            (34)
  General and administrative
    expenses to affiliates                                                               194            231
  Other general and administrative expenses                                              283            328
  Provision for bad debt                                                                  31             --
                                                                                  ----------------------------
      Total expenses                                                                   3,050          4,478

Equity in net loss of unconsolidated special purpose entities                           (402)            --
                                                                                  ----------------------------

Net income (loss)                                                                  $     (84)     $     248
                                                                                  ============================

Partners' share of net income (loss):

  Limited Partners                                                                 $    (269)     $      65
  General Partner                                                                        185            183
                                                                                  ----------------------------

        Total                                                                      $     (84)     $     248
                                                                                  ============================

Net income (loss) per Depositary Unit (7,385,605 and 7,452,505 Units,  including
  1,150 Units held in Treasury respectively,
  at March 31, 1996 and 1995)                                                      $   (0.04)     $    0.01
                                                                                  ============================

Cash distributions                                                                 $   3,127      $   3,146
                                                                                  ============================

Cash distributions per Depositary Unit                                             $    0.40      $    0.40
                                                                                  ============================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to March 31, 1996
                            (in thousands of dollars)



                                                                  Limited            General
                                                                 Partners            Partner              Total
                                                               -----------------------------------------------------

  Partners' capital (deficit) at December 31, 1994              $   30,850         $    (697)          $   30,153

  Net income (loss)                                                     75               862                  937

  Cash distributions                                               (11,922)             (627)             (12,549)

  Repurchase of Depositary Units                                      (345)               --                 (345)
                                                               -----------------------------------------------------

  Partners' capital (deficit) at December  31, 1995                 18,658              (462)              18,196

  Net income (loss)                                                   (269)              185                  (84)

  Cash distributions                                                (2,971)             (156)              (3,127)

  Repurchase of Depositary Units                                      (179)               --                 (179)
                                                               -----------------------------------------------------

  Partners' capital (deficit) at March 31, 1996                 $   15,239         $    (433)          $   14,806
                                                               =====================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                      For the three months ended
                                                                                               March 31,
                                                                                      1996                  1995
                                                                                   -----------------------------------

  Operating activities:
    Net income (loss)                                                              $      (84)           $      248
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Net gain on disposition of equipment                                             (114)                  (50)
        Depreciation and amortization                                                   1,467                 2,345
        Loss from unconsolidated special purpose entities in excess of
          cash received                                                                   382                    --
        Changes in operating assets and liabilities:
          Restricted cash                                                                   1                    88
          Accounts receivable, net                                                        404                  (277)
          Due to affiliate                                                               (182)                  (36)
          Prepaid expenses and other assets                                                20                    39
          Accounts payable and accrued expenses                                           (67)                   40
          Prepaid deposits and reserve for repairs                                       (663)                 (508)
                                                                                   -----------------------------------
  Cash provided by operating activities                                                 1,164                 1,889
                                                                                   -----------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                                254                   125
    Payments for capital improvements                                                      (5)                   (8)
                                                                                   -----------------------------------
  Cash provided by investing activities                                                   249                   117
                                                                                   -----------------------------------

  Financing activities:
    Principal payments on notes payable                                                    --                (7,000)
    Cash distributions paid to Limited Partners                                        (2,971)               (2,989)
    Cash distributions paid to General Partner                                           (156)                 (157)
    Repurchase of Depositary Units                                                       (179)                 (184)
                                                                                   -----------------------------------
  Cash used in financing activities                                                    (3,306)              (10,330)
                                                                                   -----------------------------------

  Cash and cash equivalents:
  Net decrease in cash and cash equivalents                                            (1,893)               (8,324)

  Cash and cash equivalents at beginning of period                                      6,427                12,348
                                                                                   -----------------------------------

  Cash and cash equivalents at end of period                                       $    4,534            $    4,024
                                                                                   ===================================

  Supplemental information:
    Interest paid                                                                  $      488            $      704
                                                                                   ===================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the "Partnership") as of March 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1996 and 1995, and the statements of changes in partners' capital for the period December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investment in Unconsolidated Special Purpose Entities

     Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

     The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of unconsolidated special purpose entities, under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     The net investment in unconsolidated special purpose entities includes the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                      March 31,         December 31,
                                                         1996              1995
                                                     ---------------------------------

  50% interest in a Boeing 737-200A aircraft          $    2,024        $    2,365
  55% interest in a MODU                                   8,109             8,150
                                                     ---------------------------------
  Investment in unconsolidated special purpose
     entities                                         $   10,133        $   10,515
                                                     =================================

3.   Cash Distribution

     Cash distributions are recorded when paid and totaled $3,127,000 and $3,146,000 for the three months ended March 31, 1996 and 1995, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $2,971,000 and $2,924,000 for the three months ended March 31, 1996, and 1995, respectively, were deemed to be a return of capital.


                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

3.   Cash Distribution (continued)

     Cash distributions of $1,846,000 ($0.25 per Depositary Unit) were declared on March 11, 1996, and are to be paid on May 15, 1996, to the unitholders of record as of March 31, 1996.

4.   Repurchase of Depositary Units

     On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the three months ended March 31, 1996, the Partnership had purchased and canceled 42,100 Depositary Units at a cost of $0.2 million. As of March 31, 1996, the Partnership had cumulatively repurchased 102,700 Depositary Units at a cost of $0.8 million.

5.   Delisting of Partnership Units

     The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) under the symbol GFY on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code), the Partnership was classified as a Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation would mean the Partnership itself would become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have become distributed to an investor. In addition, the General Partner believed that the trading price of the Depositary Units would have been distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's Depositary Units from the AMEX. While the Partnership's Depositary Units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

6.   Equipment

     Owned equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):

                                               March 31,         December 31,
                                                  1996              1995
                                              --------------------------------
  Equipment held for operating leases:
  Rail equipment                               $   19,736        $   19,747
  Marine containers                                12,961            13,399
  Aircraft                                         37,902            37,902
  Trailers and tractors                            22,817            22,932
                                              --------------------------------
                                                   93,416            93,980
  Less accumulated depreciation                   (66,018)          (65,000)
                                              --------------------------------
                                              ================================
  Net equipment                                $   27,398        $   28,980
                                              ================================

     Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. Certain of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

6.   Equipment (continued)

     of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of March 31, 1996, all equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of an aircraft, 23 railcars, and 132 marine containers. At December 31, 1995, all equipment in the Partnership portfolio was either on lease or operating in short-term rental facilities, with the exception of an aircraft, an railcar and 115 marine containers. The aggregate carrying value of equipment off lease was $2.5 million and $2.0 million at March 31, 1996 and December 31, 1995, respectively.

     During the three months ended March 31, 1996, the Partnership sold or disposed of 70 marine containers, four trailers, and one railcar, with an aggregate net book value of $140,000, for proceeds of $254,000. For the three months ended March 31, 1995, the Partnership disposed of 61 marine containers with a net book value of $75,000 for proceeds of $125,000.

7.   Notes Payable

     In 1995, the Partnership prepaid $8 million of the outstanding note payable of $35 million. This payment was applied to the principal payments due March 31, 1996 and 1997.

     The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, Fund I(II) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available to EGF VII and TECAI on December 20, 1993, and was amended and restated to include the above mentioned Partnership on September 27, 1995 and to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnerships are guaranteed by the General Partner. As of March 31, 1996, PLM Equipment Growth Fund V had $5,610,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $11,220,000, and TECAI had $7,706,000. Neither the Partnership, Fund 1 nor the other programs had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time. The General Partner is in negotiations to renew the facility. The General Partner believes it will successfully negotiate an extension of the facility prior to expiration on terms at least as favorable as those in the current facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1996 and 1995

(A)  Revenues

Total revenues of $3.4 million for the quarter ended March 31, 1996, declined from $4.7 million for the same period in 1995. This decrease resulted primarily from lower lease revenue due to the sale or disposal of equipment in 1995 and in the first quarter of 1996.

(1) Lease revenues decreased to $3.2 million in the quarter ended March 31, 1996, from $4.5 million in the same period in 1995. The following table lists lease revenues earned by equipment type (in thousands):

                                                For the three months
                                                   ended March 31,
                                                 1996           1995
                                              --------------------------

  Trailers and tractors                        $  1,031       $  1,403
  Rail equipment                                  1,186          1,142
  Aircraft                                          610            875
  Marine containers                                 354            473
  Mobile offshore drilling units                     --            382
  Marine vessels                                     --            256
                                              --------------------------
                                               $  3,181       $  4,531
                                              ==========================

Although net loss was not affected by the change in accounting for investments in unconsolidated special purpose entities, lease revenues decreased $0.5 million in the first quarter of 1996 which included $0.2 million, and $0.3 million in decreases for aircraft, and mobile offshore drilling unit revenue, respectively, which represented revenue for jointly-owned assets (refer to the "Equity in net loss of unconsolidated special purpose entities" section below). The remaining decreases in 1996 lease revenues are explained below:

     (a) a decrease of $0.4 million in trailer revenue due to the decline in utilization and lease rates for trailers operating in the short-term rental facilities in the first quarter of 1996, compared to the same period in 1995;

     (b) a decrease of $0.3 million in marine vessel revenues due to the sale of a 50% interest in a marine vessel in the second quarter of 1995, which was in a utilization-based pooling arrangement during the first three months of 1995;

     (c) a decrease of $0.1 million in aircraft revenue due to the sale of the Partnership's 50% interest in a DC-9 aircraft during the second quarter of 1995, and another aircraft which has been off-lease since the end of 1995;

     (d) a decrease of $0.1 million in marine container revenue due to lower utilization in the first quarter of 1996, compared to the same period in 1995.

(2) Net gain on disposition of equipment during the first quarter of 1996 totaled $114,000 from the sale or disposal of four trailers, one railcar, and 70 marine containers with an aggregate net book value of $140,000 for proceeds of $254,000. During the same period in 1995, the net gain on disposition of equipment was $50,000 from the disposal of 61 marine containers with a net book value of $75,000 for proceeds of $125,000.

(B)  Expenses

Total expenses for the quarter ended March 31, 1996, decreased to $3.0 million from $4.5 million for the same period in 1995. The decrease in 1996 expenses was primarily attributable to decreases in depreciation expense, interest expense, and repairs and maintenance, offset by an increase in bad debt expense. Although net loss was not affected as a result of the change in accounting for unconsolidated special purpose entities, expenses decreased $0.9 million in the first quarter of 1996, which included $0.5 million, and $0.4 million decreases in depreciation and bad debt, respectively, all relating to jointly-owned assets (refer to the "Equity in net loss of unconsolidated special purpose entities" section below). The remaining decreases in 1996 expenses are explained below:

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine operating expenses) decreased to $0.4 million in the first quarter of 1996, from $0.6 million in the same period in 1995. This decrease resulted primarily from decreases in repairs and maintenance costs from 1995 levels due to the sale of a 50% interest in a marine vessel in the second quarter of 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $2.6 million in the first quarter of 1996 from $3.9 million in the same period in 1995. This decrease resulted from:

     (a) decreases of $0.4 million in depreciation and amortization expense from 1995 levels, reflecting the effect of asset sales in 1995 and 1996;

     (b) decreases of $0.1 million in management fees to affiliates, reflecting the lower levels of lease revenues in 1996 as compared to 1995. Management fees are calculated as a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues attributable to equipment which is subject to Operating Leases, and (B) 2% of the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net leases, and (C) 7% of the Gross Lease Revenues attributable to Equipment, if any, which was subject to per diem leasing arrangements and thus is operated by the Partnership;

     (c) decreases of $0.2 million in interest expense due to a lower base rate of interest charged on the Partnership's floating rate debt during the first quarter of 1996 as compared to the same period in 1995. In 1995, the Partnership prepaid $8.0 million of the outstanding note payable representing the principal payments due March 31, 1996 and 1997.

(C)  Equity in loss income of unconsolidated special purpose entities

Equity in net loss of unconsolidated special purpose entities represents net loss generated from jointly owned assets accounted for under the equity method. As of March 31, 1996, the Partnership owned a 50% interest in a Boeing 737-200A aircraft, and a 55% interest in a Mobile Offshore Drilling Unit. During the quarter ended March 31, 1996, these assets generated revenues of $0.5 million and expenses of $0.9 million. Expenses incurred for these assets were for bad debt expense from a jointly held Boeing 737 aircraft which reflected the General Partner's evaluation of the collectibility of receivables due from an aircraft lessee that encountered financial difficulties.

(D)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss of $84,000 for the first quarter of 1996, decreased from a net income of $248,000 in the same period of 1995. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter of 1996 is not necessarily indicative of future periods. In the first quarter of 1996, the Partnership distributed $3.0 million to the Limited Partners, or $0.40 per Depositary Unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

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

     Pursuant to the Limited Partnership Agreement, the Partnership ceased to reinvest in additional equipment effective December 31, 1995. During the reinvestment phase of the Partnership, the General Partner assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners. Equipment sales now result in partial liquidation of the Partnership's portfolio, with proceeds being used for payment of debt or distributions to partners.

     In 1995, the Partnership used $8.0 million in proceeds from the sale of equipment and other cash on hand to prepay the first annual $4 million principal installment of the loan due March 31, 1996, and to prepay the second annual $4 million installment due March 31, 1997.

     The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available to EGF VII and TECAI on December 20, 1993, and was amended and restated to include the above mentioned Partnership on September 27, 1995 and to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnerships are guaranteed by the General Partner. As of March 31, 1996, PLM Equipment Growth Fund V had $5,610,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $11,220,000 and TECAI had $7,706,000. Neither the Partnership, Fund 1 nor the other programs had any outstanding borrowings. Due to the loan covenants of the senior debt, the Partnership cannot access this line of credit at this time. The General Partner is in negotiations to renew the facility. The General Partner believes it will successfully negotiate an extension of the facility prior to expiration on terms at least as favorable as those in the current facility.

     For the three months ended March 31, 1996, the Partnership generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $1.6 million to maintain the current level of distributions (total 1996 of $3.1 million) to the partners.

(III) DELISTING OF PARTNERSHIP UNITS

The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) under the symbol GFY on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code), the Partnership was classified as a Publicly Traded Partnership. On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the three months ended March 31, 1996, the Partnership had purchased and canceled 42,100 Depositary Units at a cost of $0.2 million. As of March 31, 1996, the Partnership had cumulatively repurchased 102,700 Depositary Units at a cost of $0.8 million.

(IV) TRENDS

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. Throughout 1995 and the first part of 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These trends are expected to continue for the near term. These different markets have had individual effects on the performance of Partnership equipment in some cases resulting in declining performance, and in others, in improved performance.

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



                                                PLM EQUIPMENT GROWTH FUND II
                                                By: PLM Financial Services, Inc.
                                                    General Partner




Date:  May 13, 1996                      By:        /s/ David J. Davis
                                                    ------------------
                                                    David J. Davis
                                                    Vice President and
                                                    Corporate Controller