Form 10-Q/A
period 1996-03-31
PLM EQUIPMENT GROWTH FUND II
filed 1996-05-17
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                   FORM 10-Q/A
                                (Amendment No. 1)



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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

The purpose of this amendment is to correct the errors made in the Financial Data Schedule.



                                           PLM EQUIPMENT GROWTH FUND II
                                           By: PLM Financial Services, Inc.
                                               General Partner




Date:  May 16, 1996                         By:/s/ David J. Davis
                                               ------------------
                                               David J. Davis
                                               Vice President and
                                               Corporate Controller