Form 10-Q
period 1996-06-30
PLM EQUIPMENT GROWTH FUND II
filed 1996-08-12
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1996.

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
                            (in thousands of dollars)

                                     ASSETS


                                                                                June 30,           December 31,
                                                                                  1996                 1995
                                                                              ------------------------------------

   Equipment held for operating leases                                        $   91,631           $    93,980
   Less accumulated depreciation                                                 (66,072 )             (65,000 )
                                                                              ------------------------------------
     Net equipment                                                                25,559                28,980

   Cash and cash equivalents                                                       5,180                 6,427
   Restricted cash                                                                   415                   548
   Investment in unconsolidated special purpose entities                           9,912                10,515
   Accounts receivable, less allowance for
     doubtful accounts of $450 in 1996 and $19 in 1995                             1,856                 2,198
   Deferred charges, net of accumulated amortization of
     $1,414 in 1996 and $1,374 in 1995                                               197                   237
   Prepaid expenses and other assets                                                  17                    52
                                                                              ------------------------------------

   Total assets                                                               $   43,136           $    48,957
                                                                              ====================================

                                   LIABILITIES

   Liabilities:

   Accounts payable and accrued expenses                                      $      383           $       409
   Due to affiliates                                                                 246                   398
   Note payable                                                                   27,000                27,000
   Prepaid deposits and reserve for repairs                                        2,677                 2,954
                                                                              ------------------------------------
     Total liabilities                                                            30,306                30,761

   Partners' capital  (deficit):

   Limited Partners (7,385,605 and 7,426,305 Depositary Units,
     including 1,150 Depositary Units held in the
     Treasury at June 30, 1996 and December 31, 1995)                             13,227                18,658
   General Partner                                                                  (397 )                (462 )
                                                                              ------------------------------------
     Total partners' capital                                                      12,830                18,196
                                                                              ------------------------------------

   Total liabilities and partners' capital                                    $   43,136           $    48,957
                                                                              ====================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (In thousands of dollars except per unit amounts)


                                                       For the three months                 For the six months
                                                          ended June 30,                      ended June 30,
                                                       1996           1995                1996            1995
                                                    ----------------------------------------------------------------

   Revenues:

     Lease revenue                                  $   3,200      $   4,407           $   6,381        $  8,938
     Interest and other income                             69            104                 142             249
     Net gain  on disposition of equipment                 53            804                 167             854
                                                    ----------------------------------------------------------------
         Total revenues                                 3,322          5,315               6,690          10,041

   Expenses:

     Depreciation and amortization                      1,458          1,985               2,925           4,330
     Management fees to affiliate                         172            196                 321             434
     Interest expense                                     483            555                 971           1,267
     Insurance expense to affiliate                        --             --                  --              87
     Other insurance expense                               16             78                  37              95
     Repairs and maintenance                              573            848                 963           1,401
     Marine equipment operating expenses                   --            179                  --             145
     General and administrative
       expenses to affiliates                              15            231                 209             462
     Other general and administrative expenses            422            327                 732             638
     Bad debt expense                                     194            233                 225             251
                                                    ----------------------------------------------------------------
         Total expenses                                 3,333          4,632               6,383           9,110
                                                    ----------------------------------------------------------------

   Equity in net loss of unconsolidated special
     purpose entities                                     (22 )           --                (424 )            --
                                                    ----------------------------------------------------------------

   Net income (loss)                                $     (33 )    $     683           $    (117 )      $    931
                                                    ================================================================

   Partners' share of net income (loss):

     Limited Partners                               $    (166 )    $     614           $    (435 )      $    679
     General Partner                                      133             69                 318             252
                                                    ----------------------------------------------------------------

           Total                                    $     (33 )    $     683           $    (117 )      $    931
                                                    ================================================================

   Net income  (loss)  per  Depositary  Unit
    (7,385,605  and  7,439,005  Units,
     including 1,150 Units held in Treasury
     respectively,
     at June 30, 1996 and 1995)                     $   (0.02 )    $    0.08           $   (0.06 )      $   0.09
                                                    ================================================================

   Cash distributions                               $   1,943      $   3,138           $   5,070        $  6,284
                                                    ================================================================

   Cash distributions per Depositary Unit           $    0.25      $    0.40           $    0.65        $   0.80
                                                    ================================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to June 30, 1996
                            (in thousands of dollars)



                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

   Partners' capital (deficit) at December 31, 1994             $   30,850          $    (697 )        $   30,153

   Net income (loss)                                                    75                862                 937

   Cash distributions                                              (11,922 )             (627 )           (12,549 )

   Repurchase of Depositary Units                                     (345 )               --                (345 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) at December  31, 1995                18,658               (462 )            18,196

   Net income (loss)                                                  (435 )              318                (117 )

   Cash distributions                                               (4,817 )             (253 )            (5,070 )

   Repurchase of Depositary Units                                     (179 )               --                (179 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) at June 30, 1996                 $   13,227          $    (397 )        $   12,830
                                                                ===================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                           For the six months
                                                                                             ended June 30,
                                                                                       1996                 1995
                                                                                   -----------------------------------

   Operating activities:
     Net income (loss)                                                             $     (117 )         $       931
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Net gain on disposition of equipment                                            (167 )                (854 )
         Depreciation and amortization                                                  2,925                 4,330
         Loss from unconsolidated special purpose entities in excess of
           cash received                                                                  603                    --
         Changes in operating assets and liabilities:
           Restricted cash                                                                133                    --
           Accounts receivable, net                                                       342                     2
           Due to affiliate                                                              (152 )                 128
           Prepaid expenses and other assets                                               35                    66
           Accounts payable and accrued expenses                                          (26 )                 165
           Accrued drydock expenses                                                        --                   271
           Prepaid deposits and reserve for repairs                                      (277 )                (717 )
                                                                                   -----------------------------------
   Cash provided by operating activities                                                3,299                 4,322
                                                                                   -----------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                               709                 4,070
     Payments for capital improvements                                                     (6 )                 (11 )
                                                                                   -----------------------------------
   Cash provided by investing activities                                                  703                 4,059

   Financing activities:
     Principal payments on notes payable                                                   --                (7,000 )
     Cash distributions paid to Limited Partners                                       (4,817 )              (5,970 )
     Cash distributions paid to General Partner                                          (253 )                (314 )
     Repurchase of Depositary Units                                                      (179 )                (266 )
                                                                                   -----------------------------------
   Cash used in financing activities                                                   (5,249 )             (13,550 )
                                                                                   -----------------------------------

   Cash and cash equivalents:
   Net (decrease) increase in cash and cash equivalents                                (1,247 )              (5,169 )

   Cash and cash equivalents at beginning of period                                     6,427                12,348
                                                                                   -----------------------------------

   Cash and cash equivalents at end of period                                      $    5,180           $     7,179
                                                                                   ===================================

   Supplemental information:
     Interest paid                                                                 $      971           $     1,261
                                                                                   ===================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the "Partnership") as of June 30, 1996, the statements of operations for the three and six months ended June 30, 1996 and 1995, the statements of changes in partners' capital and the statements of cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investment in Unconsolidated Special Purpose Entities

     Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of transporation equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

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

     The net investment in unconsolidated special purpose entities includes the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                       June 30,         December 31,
                                                         1996              1995
                                                     ---------------------------------

   50% interest in a Boeing 737-200A aircraft         $    1,969        $    2,365
   55% interest in a mobile offshore drilling unit         7,943             8,150
                                                      --------------------------------
   Investment in unconsolidated special purpose
      entities                                        $    9,912        $   10,515
                                                      ================================

During the six months ended June 30, 1995, the Partnership sold it's investments in a 50% owned DC-9 aircraft and a 50% owned marine vessel, included in "Investment in Unconsolidated Special Purpose Entities," with an aggregate net book value of $3.2 million and unused drydock reserves of $0.3 million, for proceeds of $3.5 million.




                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

3.   Cash Distribution

     Cash distributions are recorded when paid and totaled $5,070,000 and $6,284,000 for the six months ended June 30, 1996 and 1995, respectively, and $1,943,000 and $3,138,000 for the three months ended June 30, 1996 and 1995, respectively. Cash distributions to Limited Partners in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $4,817,000 and $5,291,000 for the six months ended June 30, 1996, and 1995, respectively, were deemed to be a return of capital.

     Cash distributions of $1,943,000 ($0.25 per Depositary Unit) were declared on July 14, 1996, and are to be paid on August 15, 1996, to the unitholders of record as of June 30, 1996.

4.   Repurchase of Depositary Units

     On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the six months ended June 30, 1996, the Partnership had purchased and canceled 42,100 Depositary Units at a cost of $0.2 million. As of June 30, 1996, the Partnership had cumulatively repurchased 102,700 Depositary Units at a cost of $0.8 million.

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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

6.   Equipment

     Owned equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):

                                                June 30,        December 31,
                                                  1996              1995
                                              --------------------------------
   Equipment held for operating leases:
   Rail equipment                              $   19,708        $   19,747
   Marine containers                               12,408            13,399
   Aircraft                                        37,901            37,902
   Trailers and tractors                           21,614            22,932
                                               -------------------------------
                                                   91,631            93,980
   Less accumulated depreciation                  (66,072 )         (65,000 )
                                               -------------------------------
                                               ===============================
   Net equipment                               $   25,559        $   28,980
                                               ===============================

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

     As of June 30, 1996, all equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for an aircraft, 334 marine containers and 23 railcars. With the exception of 266 marine containers and one tractor, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities at December 31, 1995. The aggregate carrying value of equipment off-lease was $2,831,000 and $1,136,000 at June 30, 1996 and December 31, 1995, respectively.

     During the six months ended June 30, 1996, the Partnership sold or disposed of 143 marine containers, 106 trailers and three railcars with an aggregate net book value of $0.5 million, for proceeds of $0.7 million. For the six months ended June 30, 1995, the Partnership sold or disposed of 140 marine containers, eight trailers, one tractor and one railcar, with an aggregate net book value of $0.3 million, for proceeds of $0.6 million.

7.   Notes Payable

     In 1995, the Partnership prepaid $8 million of the outstanding note payable of $35 million. This payment was applied to the principal payments due March 31, 1996 and 1997.

     In June 1996, the General Partner revised the "Committed Bridge Facility" and PLM Equipment Growth Fund II is no longer included as a borrower.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (I) RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $    601        $     192
   Trailers                                                                   899            1,155
   Rail equipment                                                             765            1,048
   Marine containers                                                          346              443


Aircraft: Aircraft lease revenues and direct expenses were $0.6 million and $9,000, respectively, for the second quarter of 1996, compared to $0.8 million and $0.6 million, respectively, during the same quarter of 1995. Lease revenues decreased due to the off-lease status of an aircraft in 1996. Direct expenses decreased due to the costs incurred in the second quarter of 1995 to refurbish another aircraft prior to being re-leased;

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the second quarter of 1996, compared to $1.3 million and $0.1 million, respectively, during the same quarter of 1995. The decrease was due to the sale of 102 trailers in the second quarter of 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Railcar lease revenues and direct expenses were $1.2 million and $0.4 million, respectively, for the second quarter of 1996, compared to $1.2 million and $0.2 million, respectively, during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution resulted from running repairs required on certain of the railcars during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues were $0.3 million and $0.4 million during the second quarter of 1996 and 1995, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenue.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses remained constant from the second quarter ended June 30, 1995 to the same period in 1996. Although indirect expenses remained relatively the same, depreciation and amortization expenses increased slightly offset by decreases in interest and administrative expenses.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the second quarter of 1996 totaled $0.1 million which resulted from the disposal or sale of 102 trailers, 73 marine containers and two railcars with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.5 million. For the same period in 1995, the $0.2 million net gain on disposition of equipment resulted from the sale or disposal of the eight trailers, one tractor, 79 marine containers, and one railcar, with an aggregate net book value of $0.2 million, for proceeds of $0.4 million.

(D) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $     49         $     95
   Mobile offshore drilling unit                                              (71 )            (93 )
   Marine vessel                                                               --              376

Aircraft: As of June 30, 1996 and 1995, the Partnership owned a 50%-interest in a commercial aircraft. Aircraft lease revenues and expenses remained relatively the same from the second quarter of 1996 compared to the same period in 1995.

During 1995, the Partnership also had a 50% investment in a DC-9 aircraft which was sold during the second quarter. The sale generated a gain of $0.1 million.

Mobile offshore drilling unit: As of June 30, 1996 and 1995, the Partnership owned a 55% interest in a mobile offshore drilling unit (rig). The Partnership's share of revenue decreased $0.1 million from the second quarter of 1996 compared to the same period in 1995 due to the rig being off-lease for a month in 1996. Expenses remained relatively the same for both periods.

Marine vessel: In the second quarter of 1995, the Partnership sold it's 50% interest in a marine vessel.

 (E) Net Income (loss)

As a result of the foregoing, the Partnership's net loss of $33,000 for the second quarter of 1996, decreased from net income of $0.7 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter of 1996 is not necessarily indicative of future periods. In the second quarter of 1996, the Partnership distributed $1.8 million to the Unitholders, or $0.25 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $  1,191        $     778
   Trailers                                                                 1,784            2,409
   Rail equipment                                                           1,707            1,873
   Marine containers                                                          699              897


Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $0.0, respectively, for the six months ended June 30, 1996, compared to $1.4 million and $0.6 million, respectively, during the same period of 1995. Lease revenues decreased due to the off-lease status of an aircraft in 1996. Direct expenses decreased due to the costs incurred in the six months ended June 30, 1995 to refurbish another aircraft prior to being re-leased in 1995;

Trailers: Trailer lease revenues and direct expenses were $2.1 million and $0.3 million, respectively, for the six months ended June 30, 1996, compared to $2.7 million and $0.3 million, respectively, during the same period of 1995. The decrease in net contribution was due to the sale of 102 trailers in 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Railcar lease revenues and direct expenses were $2.4 million and $0.7 million, respectively, for the six months ended June 30, 1996, compared to $2.4 million and $0.5 million, respectively during the same period of 1995. Although the railcar fleet remained relatively the same size for both periods, the decrease in railcar contribution resulted from running repairs required on certain of the railcars during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues were $0.7 million and $0.9 million for the six months ended June 30, 1996 and 1995, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenue.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $5.4 million for the six months ended June 30, 1996, decreased from $5.9 million for the same period in 1995. The variances are explained as follows:

     (a) A $0.1 million decrease in depreciation and amortization expense from 1995 levels, reflecting the effect of asset sales in 1995 and 1996;

     (b) A $0.3 million decrease in interest expense due to a lower base rate of interest charged on the Partnership's floating rate debt during the six months ended June 30, 1996 as compared to the same period in 1995. In 1995, the Partnership prepaid $8.0 million of the outstanding note payable representing the principal payments due March 31, 1996 and 1997;

     (c) A $0.1 million decrease in administrative expenses from 1995 levels due to reduced professional services required by the Partnership.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the six months ended June 30, 1996 totaled $0.2 million which resulted from the sale or disposal of 143 marine containers, 106 trailers, and three railcars, with an aggregate net book value of $0.5 million for aggregate proceeds of $0.7 million. For the six months ended June 30, 1995, the $0.3 million net gain on disposition of equipment resulted from the sale or disposal of 140 marine containers, eight trailers, one tractor, and one railcar with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.6 million.

(D)  Interest and other income

Interest and other income decreased $0.1 million during the six months ended June 30, 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (312 )       $    158
   Mobile offshore drilling unit                                             (112 )           (143 )
   Marine vessel                                                               --              355

Aircraft: As of June 30, 1996 and 1995, the Partnership owned a 50% interest in a commercial aircraft. Aircraft lease revenue remained relatively the same from the six months ended June 30, 1996 compared to the same period in 1995. The Partnership's share of expenses increased $0.4 million due to the increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from the aicraft's lessee that encountered financial difficulties.

During 1995, the Partnership also had a 50% investment in a DC-9 aircraft which was sold during the second quarter. The sale generated a gain of $0.1 million.

Mobile offshore drilling unit: As of June 30, 1996, the Partnership owned a 55%-interest in a mobile offshore drilling unit (rig). Revenue decreased $0.1 million from the six months ended June 30, 1996, compared to the same period in 1995, due to the rig being off-lease for a month in 1996. Expenses remained relatively the same for both periods.

Marine vessel: In the second quarter of 1995, the Partnership sold it's 50% interest in a marine vessel.

 (E) Net Income (loss)

As a result of the foregoing, the Partnership's net loss of $0.1 million for the six months ended June 30, 1996, decreased from net income of $0.9 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter 1996 is not necessarily indicative of future periods. In the six months ended June 30, 1996, the Partnership distributed $4.8 million to the Unitholders, or $0.65 per Depositary Unit.

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

In June 1996, the Committed Bridge Facility was revised and PLM Equipment Growth Fund II is no longer included as a borrower.

     For the six months ended June 30, 1996, the Partnership generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $1.6 million to maintain the current level of distributions (total 1996 of $5.1 million) to the partners.


(III) DELISTING OF PARTNERSHIP UNITS

The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) under the symbol GFY on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code), the Partnership was classified as a Publicly Traded Partnership. On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the six months ended June 30, 1996, the Partnership had purchased and canceled 42,100 Depositary Units at a cost of $0.2 million. As of June 30, 1996, the Partnership had cumulatively repurchased 102,700 Depositary Units at a cost of $0.8 million.

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



                                       PLM EQUIPMENT GROWTH FUND II
                                       By: PLM Financial Services, Inc.
                                           General Partner




Date:  August 9, 1996                  By: /s/ David J. Davis
                                           ------------------
                                           David J. Davis
                                           Vice President and
                                           Corporate Controller