Form 10-Q
period 1996-09-30
PLM EQUIPMENT GROWTH FUND II
filed 1996-11-12
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.

     [  ]         Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to


                         Commission file number 33-32258
                             -----------------------


                          PLM EQUIPMENT GROWTH FUND II
             (Exact name of registrant as specified in its charter)


       California                                         94-3041013
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Market, Steuart Street Tower
  Suite 800, San Francisco, CA                            94105-1301
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
                            (in thousands of dollars)

                                     ASSETS

                                                                                September 30,            December 31,
                                                                                    1996                     1995
                                                                              ------------------------------------------

   Equipment held for operating leases                                          $    89,675              $   93,980
   Less accumulated depreciation                                                    (66,014 )               (65,000 )
                                                                              ------------------------------------------
                                                                                     23,661                  28,980
   Equipment held for sale                                                              410                      --
                                                                              ------------------------------------------
     Net equipment                                                                   24,071                  28,980

   Cash and cash equivalents                                                         10,141                   6,427
   Restricted cash                                                                      415                     548
   Investment in unconsolidated special purpose entities                              1,839                  10,515
   Accounts receivable, less allowance for
     doubtful accounts of $602 in 1996 and $19 in 1995                                1,781                   2,198
   Deferred charges, net of accumulated amortization of
     $1,434 in 1996 and $1,374 in 1995                                                  177                     237
   Prepaid expenses and other assets                                                      5                      52
                                                                              ------------------------------------------

   Total assets                                                                 $    38,429              $   48,957
                                                                              ==========================================


   Liabilities:

   Accounts payable and accrued expenses                                        $       248              $      409
   Due to affiliates                                                                    199                     398
   Note payable                                                                      18,000                  27,000
   Prepaid deposits and reserve for repairs                                           1,971                   2,954
                                                                              ------------------------------------------
     Total liabilities                                                               20,418                  30,761

   Partners' capital  (deficit):

   Limited Partners (7,381,805 and 7,426,305 Depositary Units,
     including 1,150 Depositary Units held in the
     Treasury at September 30, 1996 and December 31, 1995)                           18,383                  18,658
   General Partner                                                                     (372 )                  (462 )
                                                                              ------------------------------------------
     Total partners' capital                                                         18,011                  18,196
                                                                              ------------------------------------------

   Total liabilities and partners' capital                                      $    38,429              $   48,957
                                                                              ==========================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (In thousands of dollars except per unit amounts)


                                                       For the three months                 For the nine months
                                                       ended September 30,                  ended September 30,
                                                       1996           1995                1996            1995
                                                    ----------------------------------------------------------------

   Revenues:

     Lease revenue                                  $   3,027      $   4,005           $   9,408      $   12,943
     Interest and other income                             98            152                 240             401
     Net gain  on disposition of equipment                100            496                 267           1,351
                                                    ----------------------------------------------------------------
         Total revenues                                 3,225          4,653               9,915          14,695

   Expenses:

     Depreciation and amortization                      1,433          2,149               4,358           6,479
     Management fees to affiliate                         130            203                 451             637
     Interest expense                                     489            584               1,460           1,851
     Insurance expense to affiliate                        --             --                  --              87
     Other insurance expense                               32             33                  69             128
     Repairs and maintenance                              532            663               1,495           2,065
     Marine equipment operating expenses                   --             31                  --             176
     General and administrative
       expenses to affiliates                             378            206                 587             669
     Other general and administrative expenses            (30 )          281                 702             917
     Provision for (recovery of) bad debt                 159            (60 )               384             192
     Loss on revaluation of equipment                      --            667                  --             667
                                                    ----------------------------------------------------------------
                                                    ----------------------------------------------------------------
         Total expenses                                 3,123          4,757               9,506          13,868
                                                    ----------------------------------------------------------------

   Equity in net income of unconsolidated
    special purpose entities                            7,023             --               6,599              --
                                                    ----------------------------------------------------------------

   Net income (loss)                                $   7,125      $    (104 )         $   7,008      $      827
                                                    ================================================================

   Partners' share of net income (loss):

     Limited Partners                               $   7,002      $    (612 )         $   6,567      $       67
     General Partner                                      123            508                 441             760
                                                    ----------------------------------------------------------------

           Total                                    $   7,125      $    (104 )         $   7,008      $      827
                                                    ================================================================

   Net income  (loss)  per  Depositary  Unit
     (7,381,805  and  7,439,005  Units,
     including 1,150 Units held in Treasury
     respectively,
     at September 30, 1996 and 1995)                $    0.95      $   (0.08 )         $    0.89      $     0.01
                                                    ================================================================

   Cash distributions                               $   1,944      $   3,132           $   7,014      $    9,416
                                                    ================================================================

   Cash distributions per Depositary Unit           $    0.25      $    0.40           $    0.90      $     1.20
                                                    ================================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1994 to September 30, 1996
                            (in thousands of dollars)



                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

   Partners' capital (deficit) at December 31, 1994             $   30,850          $    (697 )       $    30,153

   Net income                                                           75                862                 937

   Cash distributions                                              (11,922 )             (627 )           (12,549 )

   Repurchase of Depositary Units                                     (345 )               --                (345 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) at December  31, 1995                18,658               (462 )            18,196

   Net income                                                        6,567                441               7,008

   Cash distributions                                               (6,663 )             (351 )            (7,014 )

   Repurchase of Depositary Units                                     (179 )               --                (179 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) at September 30, 1996            $   18,383          $    (372 )       $    18,011
                                                                ===================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                          For the nine months
                                                                                          ended September 30,
                                                                                       1996                 1995
                                                                                   -----------------------------------

   Operating activities:
     Net income                                                                    $    7,008            $      827
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Net gain on disposition of equipment                                            (267 )              (1,351 )
         Loss on revaluation of equipment                                                  --                   667
         Depreciation and amortization                                                  4,358                 6,479
         Income from unconsolidated special purpose
           entities in excess of cash distributions                                    (5,596 )                  --
         Changes in operating assets and liabilities:
           Restricted cash                                                                133                     1
           Accounts receivable, net                                                       369                   131
           Due to affiliate                                                              (199 )                 446
           Prepaid expenses and other assets                                               47                    80
           Accounts payable and accrued expenses                                         (161 )                (229 )
           Accrued drydock expenses                                                        --                   271
           Prepaid deposits and reserve for repairs                                      (983 )                (694 )
                                                                                   -----------------------------------
   Cash provided by operating activities                                                4,709                 6,628
                                                                                   -----------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                               933                 6,743
     Liquidation proceeds from unconsolidated special purpose entities                 14,272                    --
     Payments for capital improvements                                                     (7 )                 (11 )
                                                                                   -----------------------------------
   Cash provided by investing activities                                               15,198                 6,732
                                                                                   -----------------------------------

   Financing activities:
     Principal payments on notes payable                                               (9,000 )              (8,000 )
     Cash distributions paid to Limited Partners                                       (6,663 )              (8,945 )
     Cash distributions paid to General Partner                                          (351 )                (471 )
     Repurchase of Depositary Units                                                      (179 )                (266 )
                                                                                   -----------------------------------
   Cash used in financing activities                                                  (16,193 )             (17,682 )
                                                                                   -----------------------------------

   Cash and cash equivalents:
   Net increase (decrease) in cash and cash equivalents                                 3,714                (4,322 )

   Cash and cash equivalents at beginning of period                                     6,427                12,348
                                                                                   -----------------------------------

   Cash and cash equivalents at end of period                                      $   10,141            $    8,026
                                                                                   ===================================

   Supplemental information:
     Interest paid                                                                 $    1,457            $    1,795
                                                                                   ===================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the "Partnership") as of September 30, 1996, the statements of operations for the three and nine months ended September 30, 1996 and 1995, the statements of changes in partners' capital, for the period from December 31, 1994 to September 30, 1996 and the statements of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investment in Unconsolidated Special Purpose Entities

     Prior  to  1996,  the  Partnership   accounted  for  operating   activities
     associated with joint ownership of transportation equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

     The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity method of accounting for the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of unconsolidated special purpose entities, under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

     The net investment in unconsolidated special purpose entities includes the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                       September 30,         December 31,
                                                            1996                 1995
                                                     ----------------------------------------

   50% interest in a Boeing 737-200A aircraft            $   1,839            $    2,365
   55% interest in a mobile offshore drilling unit              --                 8,150
                                                      ---------------------------------------
   Investment in unconsolidated special purpose
      entities                                           $   1,839            $   10,515
                                                      =======================================

     During the nine months ended September 30, 1996, the General Partner sold the asset related to the Partnership's 55% interest in a mobile offshore drilling unit, included in "Investment in Unconsolidated Special Purpose Entities," with a net book value of $7.2 million for proceeds of $14.3 million. For the same period ended September 30, 1995, the General Partner sold the assets related to the Partnership's 50% owned DC-9 aircraft and 50% owned marine vessel, included in "Investment in Unconsolidated Special Purpose Entities," with an aggregate net book value of $3.2 million and unused drydock reserves of $0.3 million, for proceeds of $3.5 million. The Partnership

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

2.   Investment in Unconsolidated Special Purpose Entities (continued)

     received liquidating distributions from the Unconsolidated Special Purpose Entities during the third quarter.

3.   Cash Distribution

     Cash distributions are recorded when paid and totaled $7,014,000 and $9,416,000 for the nine months ended September 30, 1996 and 1995, respectively, and $1,944,000 and $3,132,000 for the three months ended September 30, 1996 and 1995, respectively. Cash distributions to Limited Partners in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $96,000 and $8,878,000 for the nine months ended September 30, 1996, and 1995, respectively, were deemed to be a return of capital.

     Cash distributions of $1,943,000 ($0.25 per Depositary Unit) were declared on October 24, 1996, and are to be paid on November 15, 1996, to the unitholders of record as of September 30, 1996.

4.   Repurchase of Depositary Units

     On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the nine months ended September 30, 1996, the Partnership had purchased and canceled 44,500 Depositary Units at a cost of $0.2 million. As of September 30, 1996, the Partnership had cumulatively repurchased 105,100 Depositary Units at a cost of $0.8 million.

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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

6.   Equipment

     Owned equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):

                                               September 30,        December 31,
                                                   1996                 1995
                                              --------------------------------------
   Equipment held for operating leases:
   Rail equipment                               $   18,244           $   19,747
   Marine containers                                12,023               13,399
   Aircraft                                         37,901               37,902
   Trailers and tractors                            21,507               22,932
                                               ------------------------------------
                                                    89,675               93,980
   Equipment held for sale                             410                   --
                                               ------------------------------------
                                                    90,085               93,980
   Less accumulated depreciation                   (66,014 )            (65,000 )
                                               ------------------------------------
                                               ====================================
   Net equipment                                $   24,071           $   28,980
                                               ====================================

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

     As of September 30, 1996, all equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for an aircraft, 84 marine containers and seven railcars. With the exception of 266 marine containers and one tractor, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities at December 31, 1995. The aggregate carrying value of equipment off-lease was $1,597,000 and $1,136,000 at September 30, 1996 and December 31, 1995, respectively.

     During the nine months ended September 30, 1996, the Partnership sold or disposed of 208 marine containers, 112 trailers and five railcars with an aggregate net book value of $0.6 million, for proceeds of $0.9 million. For the nine months ended September 30, 1995, the Partnership sold or disposed of 2,209 marine containers, nine trailers, one tractor and one railcar, with an aggregate net book value of $2.4 million, for proceeds of $3.2 million.

7.   Notes Payable

     In September of 1996, the Partnership prepaid $9 million of the $35 million outstanding note payable. This payment was applied to the third annual installment due March 31, 1998. In 1995, the Partnership prepaid the first annual $4 million installment of the loan due March 31, 1996, and the second annual $4 million installment due March 31, 1997. All prepayments were due to the sale of assets.

     In May 1996, the General Partner revised its short term loan facility (the "Committed Bridge Facility") and PLM Equipment Growth Fund II is no longer included as a borrower.

8.   Subsequent Event

     In October of 1996, the Partnership sold 39 railcars with a net book value of $0.4 million, for proceeds of $0.9 million. This group of railcars was classified as equipment held for sale at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (I) RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $    609        $     749
   Trailers                                                                   826              936
   Rail equipment                                                             753              816
   Marine containers                                                          298              368


Aircraft: Aircraft lease revenues were $0.6 million and $0.8 million, for the third quarter of 1996 and 1995, respectively, during the same quarter of 1995. The decrease in aircraft contributions was due to the off-lease status of an aircraft in 1996, which was on-lease for the entire third quarter of 1995;

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the third quarter of 1996, compared to $1.1 million and $0.2 million, respectively, during the same quarter of 1995. The decrease in trailer contribution was due to the lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Railcar lease revenues and direct expenses were $1.1 million and $0.4 million, respectively, for the third quarter of 1996, compared to $1.2 million and $0.4 million, respectively, during the same quarter of 1995. The decrease in railcar contribution was due to the off-lease status of seven railcars in the third quarter of 1996, which were on-lease for the entire third quarter of 1995;

Marine containers: Marine container lease revenues were $0.3 million and $0.4 million during the third quarter of 1996 and 1995, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenue.


(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $2.6 million for the third quarter of 1996 decreased from $2.8 million for the same period in 1995. The variances are explained as follows:

     (a) A $0.2 million decrease in depreciation and amortization expense from 1995 levels, reflecting the effect of asset sales in 1995 and 1996;

     (b) A $0.1 million decrease in interest expense due to a lower base rate of interest charged on the Partnership's floating rate debt during the third quarter of 1996 as compared to the same period in 1995. In September of 1996, the Partnership prepaid $9 million of the $35 million outstanding note payable. This payment was applied to the third annual installment due March 31, 1998. In 1995, the Partnership prepaid $8.0 million of the outstanding note payable representing the principal payments due March 31, 1996 and 1997;

     (c) A $0.1 million decrease in administrative expenses from 1995 levels due
to  reduced  office  expenses  and   professional   services   required  by  the
Partnership;

     (d) A $0.1 million decrease in management fee to affiliates, reflecting the lower levels of lease revenues in 1996 as compared to 1995;

     (e) A $0.2 million increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from a container lessee that encountered financial difficulties.

(C) Loss on revaluation of equipment of $0.7 million in the third quarter of 1995 resulted from the reduction of the net book value of an aircraft to its estimated net realizable value. There was no loss on revaluation of equipment in the third quarter of 1996.

(D)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the third quarter of 1996 totaled $0.1 million which resulted from the disposal or sale of six trailers, 65 marine containers and two railcars with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.2 million. For the same period in 1995, the $0.5 million net gain on disposition of equipment resulted from the sale or disposal of the one trailer and 2,069 marine containers with an aggregate net book value of $2.1 million, for proceeds of $2.6 million.

(E)  Interest and other income

Interest and other income decreased $0.1 million during the third quarter of 1996 due primarily to lower interest rates earned on cash equivalents when compared to the same period of 1995.

(F) Equity in net income (loss) of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $    (70 )      $      43
   Mobile offshore drilling unit                                            7,093              (70 )


Aircraft: As of September 30, 1996 and 1995, the Partnership owned a 50%-investment in a commercial aircraft. Revenues and expenses were $0.0 and $0.1 million, respectively, for the third quarter of 1996, compared to $0.1 million and $0.1 million, respectively, for the same period in 1995. The Partnership's share of revenue decreased due to the off-lease status of this aircraft during the third quarter of 1996, which was on-lease for the entire quarter of 1995.

Mobile offshore drilling unit: As of September 30, 1995, the Partnership owned a 55% investment in a mobile offshore drilling unit (rig). The General Partner sold the asset related to this investment resulting in $7.1 million in net gains, and the Partnership received a liquidating distribution during the third quarter of 1996.

 (G) Net Income (loss)

As a result of the foregoing, the Partnership's net income of $7.1 million for the third quarter of 1996, increased from net loss of $0.1 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter of 1996 is not necessarily indicative of future periods. In the third quarter of 1996, the Partnership distributed $1.8 million to the Unitholders, or $0.25 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $  1,821       $    1,506
   Trailers                                                                 2,612            3,344
   Rail equipment                                                           2,460            2,689
   Marine containers                                                          997            1,264



Aircraft: Aircraft lease revenues and direct expenses were $1.8 million and $10,000, respectively, for the nine months ended September 30, 1996, compared to $2.2 million and $0.7 million, respectively, during the same period of 1995. Lease revenues decreased due to the off-lease status of an aircraft in 1996, offset by another aircraft, which was off-lease in the first quarter of 1995. Direct expenses decreased due to the costs incurred in the nine months ended September 30, 1995 to refurbish another aircraft prior to being re-leased in 1995;

Trailers: Trailer lease revenues and direct expenses were $3.0 million and $0.4 million, respectively, for the nine months ended September 30, 1996, compared to $3.8 million and $0.5 million, respectively, during the same period of 1995. The decrease in net contribution was due to the sale of 112 trailers in 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Railcar lease revenues and direct expenses were $3.5 million and $1.0 million, respectively, for the nine months ended September 30, 1996, compared to $3.6 million and $0.9 million, respectively during the same period of 1995. The decrease in railcar contribution resulted from the off-lease status of seven railcars in the third quarter of 1996. In addition, expenses increased due to running repairs required on certain of the railcars during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues were $1.0 million and $1.3 million for the nine months ended September 30, 1996 and 1995, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenue.


(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $7.9 million for the nine months ended September 30, 1996, decreased from $8.7 million for the same period in 1995. The variances are explained as follows:

     (a) A $0.3 million decrease in depreciation and amortization expense from 1995 levels, reflecting the effect of asset sales in 1995 and 1996;

     (b) A $0.4 million decrease in interest expense due to a lower base rate of interest charged on the Partnership's floating rate debt during the nine months ended September 30, 1996 as compared to the same period in 1995. In September of 1996, the Partnership prepaid $9 million of the $35 million outstanding note payable. This payment was applied to the third annual installment due March 31, 1998. In 1995, the Partnership prepaid $8.0 million of the outstanding note payable representing the principal payments due March 31, 1996 and 1997;

     (c) A $0.2 million decrease in administrative expenses from 1995 levels due
to  reduced  office  expenses  and   professional   services   required  by  the
Partnership.

     (d) A $0.1 million decrease in management fee to affiliates, reflecting the lower levels of lease revenues in 1996 as compared to 1995;

     (e) A $0.2 million increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from a container lessee that encountered financial difficulties.

(C) Loss on revaluation of equipment of $0.7 million in 1995 resulted from the reduction of the net book value of an aircraft to its estimated net realizable value. There was no loss on revaluation of equipment in the nine months ended September 30, 1996.

(D)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the nine months ended September 30, 1996 totaled $0.3 million which resulted from the sale or disposal of 208 marine containers, 112 trailers, and five railcars, with an aggregate net book value of $0.6 million for aggregate proceeds of $0.9 million. For the nine months ended September 30, 1995, the $0.8 million net gain on disposition of equipment resulted from the sale or disposal of 2,209 marine containers, nine trailers, one tractor, and one railcar with an aggregate net book value of $2.4 million, for aggregate proceeds of $3.2 million.

(E)  Interest and other income

Interest and other income  decreased  $0.2 million  during the nine months ended
September 30, 1996 due primarily to lower interest rates earned on cash equivalents when compared to the same period of 1995.

(F) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (381 )       $    201
   Mobile offshore drilling unit                                            6,980             (213 )
   Marine vessel                                                               --              346

Aircraft: As of September 30, 1996 and 1995, the Partnership owned a 50% investment in a commercial aircraft. Revenues and expenses were $0.4 million and $0.8 million, respectively, for the nine months ended September 30, 1996, compared to $0.6 million and $0.4 million, respectively, for the same period in 1995. The Partnership's share of revenue decreased $0.2 million due to the off-lease status of this aircraft during the third quarter of 1996, which was on-lease for the entire third quarter of 1995. The Partnership's share of expenses increased $0.4 million due to the increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from the aircraft's lessee that encountered financial difficulties.

During 1995, the General Partner sold the asset related to the Partnership's 50% owned DC-9 aircraft resulting of $47,000 in net gain, and the Partnership received a liquidating distribution during the second quarter.

Mobile offshore drilling unit: As of September 30, 1995, the Partnership owned a 55%-investment in a mobile offshore drilling unit (rig). The General Partner sold the assets related to this investment resulting in $7.1 million in net gain, offset by a net loss from operations of $0.2 million, and the Partnership received a liquidating distribution during the third quarter of 1996.

Marine vessel: In the second quarter of 1995, the General Partner sold the asset related to the Partnership's 50% investment in a marine vessel resulting in a $0.5 million gain, offset by a net loss from operations of $0.2 million, and the Partnership received a liquidating distribution during the third quarter.

(G)  Net Income

As a result of the foregoing, the Partnership's net income of $7.0 million for the nine months ended September 30, 1996, increased from net income of $0.8 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the nine months ended September 30, 1996 is not necessarily indicative of future periods. In the nine months ended September 30, 1996, the Partnership distributed $6.7 million to the Limited Partners, or $0.90 per Depositary Unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership's total outstanding indebtedness, currently $18.0 million, can only be increased up to a maximum of $35 million subject to specific covenants in the existing debt agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners, and increase the Partnership's equipment portfolio with any remaining surplus cash available.

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

     In the third quarter of 1996, the Partnership used $9.0 million in proceeds from the sale of assets and other cash on hand to prepay the third annual $9 million principal installment of the loan due March 31, 1998. In 1995, the Partnership prepaid the first annual $4 million installment of the loan due March 31, 1996, and the second annual $4 million installment due March 31, 1997.

     In June 1996, the General Partner revised its short term loan facility, (the "Committed Bridge Facility") and PLM Equipment Growth Fund II is no longer included as a borrower.

     For the nine months ended September 30, 1996, the Partnership generated sufficient operating revenues to meet its operating obligations, but used undistributed available cash from prior periods of approximately $1.6 million to maintain the current level of distributions (total 1996 of $7.0 million) to the partners.

(III) DELISTING OF PARTNERSHIP UNITS

The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) under the symbol GFY on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code), the Partnership was classified as a Publicly Traded Partnership. On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In the nine months ended September 30, 1996, the Partnership had purchased and canceled 44,500 Depositary Units at a cost of $0.2 million. As of September 30, 1996, the Partnership had cumulatively repurchased 105,100 Depositary Units at a cost of $0.8 million.

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

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return

     The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

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



                                             PLM EQUIPMENT GROWTH FUND II
                                             By: PLM Financial Services, Inc.
                                                 General Partner




Date:  November 11, 1996                     By: /s/ David J. Davis
                                                 ------------------
                                                 David J. Davis
                                                 Vice President and
                                                 Corporate Controller