Form 10-K
period 1996-12-31
PLM EQUIPMENT GROWTH FUND II
filed 1997-03-12
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


     [X]          Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.

     [  ]         Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 1-10553
                             -----------------------

                          PLM EQUIPMENT GROWTH FUND II
             (Exact name of registrant as specified in its charter)

       California                                         94-3041013
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 One Market, Steuart Street Tower
     Suite 800, San Francisco, CA                         94105-1301
(Address of principal executive offices)                  (Zip code)

        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of voting stock:  N/A

         An index of exhibits filed with this Form 10-K is located at page 41. Total number of pages in this report: 44

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

     The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (i) to maintain a diversified portfolio of long-lived, low obsolescence, high residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing;

     (ii)to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (iii) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continual ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net cash flow from operations are used for distributions to the partners or for repayment of outstanding debt;

     (iv)to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity and constantly monitoring equipment markets.

     The offering of the Units of the Partnership closed on March 18, 1988. On November 20, 1990, the Units of the Partnership began trading on the American Stock Exchange. Thereupon each Unitholder received a depositary receipt representing ownership of the number of Units owned by such Unitholder. As of December 31, 1996, there were 7,381,805 depositary units (Depositary Units) outstanding (including 1,150 Depositary Units held in the Treasury). The General Partner contributed $100 for its 5% general partner interest in the Partnership. The General Partner delisted the Partnership's Depositary Units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

      It is anticipated that the Partnership will be completely liquidated by the end of 2000. Since the beginning of 1996, the General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to Partners, used to repay Partnership's debt, or held as Partnership working capital except to the extent used to maintain reasonable reserves.

     Table 1, below, the cost of equipment in the Partnership's portfolio, and the cost of investments in unconsolidated special purpose entities, at December 31, 1996 (thousands of dollars):

                                                      TABLE 1

 Units                    Type                                       Manufacturer                           Cost
----------------------------------------------------------------------------------------------------------------------
Equipment held for operating leases:

      1      727-100C commercial aircraft                       Boeing                                  $     6,986
      2      727-200 commercial aircraft                        Boeing                                       18,020
      1      737-200 commercial aircraft                        Boeing                                        7,854
    514      Refrigerated marine containers                     Various                                      10,137
     28      Dry marine containers                              Various                                          73
    164      Open top marine containers                         Various                                         430
    202      Refrigerated trailers                              Trailmobile                                   6,565
    210      Dry trailers                                       Various                                       2,765
    780      Dry piggyback trailers                             Various                                      11,702
     25      Refrigerated piggyback trailers                    Various                                         141
    460      Box cars                                           Various                                       7,804
    182      Tank cars                                          Various                                       4,776
     73      Covered hopper cars                                Various                                       1,144
    193      Mill gondolas                                      Various                                       4,459
                                                                                                        --------------

             Total equipment                                                                            $    82,856<F1>
                                                                                                        ==============


Investments in unconsolidated special purpose entities:

   0.50      737-200 commercial aircraft                        Boeing                                  $     8,046<F1>
                                                                                                        ==============


<F1> Includes  proceeds from capital  contributions,  operations and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of FSI. All equipment was used equipment at the time of purchase



     The equipment is generally leased under operating leases with terms of one to six years. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

     At December 31, 1996, 37% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations, are billed to the Partnership monthly.

     The lessees of the equipment include, but are not limited to: Carnival Airlines, Inc., DHL Airways, Inc., Transamerica Leasing, Union Pacific Railroad Company, Burlington Northern, and Cargill International. As of December 31, 1996, all of the equipment was either operating in short-term rental facilities, on lease, or under other contractual agreements except three railcars and 71 containers.

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

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases

Generally, the equipment owned by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under the operating lease need not be capitalized on the lessee's balance sheet.

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

     The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, General Electric Capital Aviation Services Corporation, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnership invests in transportation-related capital equipment. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials.

     The following describes the markets for the Partnership's equipment:

(1) Aircraft

Commercial Aircraft

The market for commercial aircraft continued to improve in 1996, representing two consecutive years of growth and profits in the airline industry. The $5.7 billion in net profits recorded by the world's top 100 airlines in 1995 grew to over $6 billion in 1996. The profits are a result of the continued management emphasis on costs. The demand for ever lower unit costs by airline managements has caused a significant reduction of surplus used Stage II and Stage III commercial aircraft. The result is a return to supply/demand equilibrium. On the demand side, passenger traffic is improving, cargo movement is up and load factors are generally higher across the major markets.

     These changes are reflected in the performance of the world's 62 major airlines that operate 60% of the world airline fleet but handle 78% of world passenger traffic. Focusing on the supply/demand for Partnership-type narrowbody commercial aircraft, there were 213 used narrowbody aircraft available at year end 1995. In the first ten months of 1996, this supply was reduced to 119 narrowbody aircraft available for sale or lease. Forecasts for 1997 see a continuing supply/demand equilibrium due to air travel growth and balanced aircraft supply.

     There are a total of 939 Boeing 737-200 aircraft in service, with 219 built prior to 1974. Independent forecasts estimate that 250 of the 737-200s will be retired, leaving approximately 700 aircraft in service after 2003. The forecasts regarding hushkits estimate that half of the 700 Boeing 737-200s will be hushed to meet Stage III noise levels.

     Independent projections for the Boeing 727 aircraft indicate that there are 1,050 in service, with 299 built prior to 1974. The Partnership's aircraft are all 1974 or earlier-model 727-100/200s, and are expected to be retired prior to 2003. The current strategy is to optimize their remaining value based on the present value of lease cash flows and projected residuals.

 (2) Marine Containers

At the end of 1995, the consensus of industry sources was that 1996 would see both higher container utilization and strengthening of per diem lease rates. Such was not the case, as there was no appreciable cyclical improvement in the container market following the traditional winter slowdown. Industry utilization continues to be under pressure, with per diem rates being impacted as well.

     A substantial portion of the Partnership's containers are on long-term utilization leases which were entered into with Trans Ocean Leasing as lessee. The industry has seen a major consolidation as Transamerica Leasing late in the fourth quarter of 1996, acquired Trans Ocean Leasing. Transamerica Leasing is the second largest container leasing company in the world. Transamerica Leasing is the substitute lessee for Trans Ocean Leasing. Long term, such industry consolidation should bring more rationalization to the market and result in higher utilization and per diem rates.

(3)  Railcars

Pressurized Tank Cars

These cars are used primarily in the petrochemical and fertilizer industries. They transport liquefied petroleum gas (LPG) and anhydrous ammonia. The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1996. Independent forecasts show the demand for natural gas growing during 1997 to 1999, as the developing world, former Communist countries, and the industrialized world all increase their demand for energy. The fertilizer industry was undergoing a rapid restructuring toward the end of 1996 after a string of major mergers, which began in 1995. These mergers reduce the number of companies that use pressurized tank cars for fertilizer service. Whether or not the economies of the mergers allow the total fleet size to be reduced remains to be seen.

General Purpose Tank Cars

General purpose, or nonpressurized, tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulfur, corn syrup, asphalt, and specialty chemicals. Demand for general purpose tank cars in the Partnership fleet has remained healthy over the last two years, with utilization remaining above 98%. Independent projections show the demand for petroleum growing during 1997 to 1999, as the developing world, former Communist countries and the industrialized world all increase their demand for energy. Chemical carloadings for the first 40 weeks of 1996 were up one-tenth of one percent (0.1%) as compared to the same period in 1995.

Covered Hopper (Grain) Cars

Through October 5, 1996, grain car loadings were down 13% compared to the same period for 1995. Even with the greatly reduced loadings, the on-lease rate during 1996 for the Partnership grain cars remained at 100%. Industrywide, the covered hopper is one car type that has increased in number over the last 10 years, going from a total of 299,172 cars in 1985 to 325,882 cars in 1995. It is possible that another poor crop year, combined with more available cars, could place downward pressure on grain car rental rates during 1997.

Box Cars

The lease covering 174 of the box cars was renewed during 1996 for an additional five (5) years. The remaining 289 box cars are on lease with another lessee. Two hundred and two (202) of these cars are up for renewal during 1997 with two separate lessees. These cars are presently in paper service. Car loadings for paper service during the first 40 weeks of 1996 were down 1.2% compared to loadings for the same 1995 period. The General Partner has had preliminary discussions with the lessee regarding the possible lease renewal of these cars, but it is too early for them to make a decision. With the economy settling into a period of 2.0 to 2.5% growth, it is anticipated by independent forecasts that paper and paperboard production will follow a similar pattern, resulting in a 2% increase in car loadings for 1997.

Mill Gondolas

The Partnership's net per diem rental income remained high during 1996, as the demand for mill gondolas remained strong. Quoting from the December, 1996 issue of Railway Age magazine: "Significant building programs have lessened shortages somewhat, as have changes in rules on railroad cars and car assignments. However, gondolas are still in short supply in many places." The November 1996 WEFA Group report indicates anticipation for scrap metal demands to grow as electric furnace process gain share. Also, they anticipate demand for steel mill products to expand by 2.5 to 3%, on average, from 1997 to 2000.

(6) Trailers

Intermodal Trailers

The robust intermodal trailer market that began four years ago began to soften in 1995, and reduced demand continued in 1996. Intermodal trailer loadings were flat in 1996 from 1995's depressed levels. This lack of growth has been the result of many factors, ranging from truckload firms aggressively recapturing market share from the railroads through aggressive pricing to the continuing consolidation activities and asset efficiency improvements of the major U.S. railroads.

     All of these factors helped make 1996 a year of equalizing equipment supply as railroads and lessors were pressured to retire older and less efficient trailers. The two largest suppliers of railroad trailers reduced the available fleet in 1996 by over 15%. Overall utilization for intermodal trailers, including the Partnership's fleet, was lower in 1996 than in previous years.

Over-The-Road Dry Trailers

The over-the-road dry trailer market was weak in 1996, with utilization down 15%. The trailer industry experienced a record year in 1994 for new production, and 1995 production levels were similar to 1994's. However, in 1996, the truck freight recession, along with an overbuilding situation, contributed to 1996's poor performance. The year 1996 had too little freight and too much equipment industrywide.

Over-The-Road Refrigerated Trailers

PLM experienced fairly strong demand levels in 1996 for its refrigerated trailers. With over 15% of the fleet in refrigerated trailers, PLM and the Partnerships are the largest supplier of short-term rental refrigerated trailers in the U.S.

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

     (2) the Montreal Protocol on Substances That Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

     (3) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars).

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1996, the partnership owned a portfolio of transportation equipment as described in Part I, Table 1.

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1996.

                                     Part II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) under the symbol GFY on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code), the Partnership was classified as a Publicly Traded Partnership. As of March 3, 1997 there were 7,385,605 Depositary Units outstanding (including 1,150 Depositary Units held in the Treasury). There are approximately 9,900 Depositary Unitholders of record as of the date of this report. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation would mean the Partnership itself would become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have become distributed to an investor. In addition, the General Partner believed that the trading price of the Depositary Units would have been distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's Depositary Units from the AMEX. While the Partnership's Depositary Units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

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

     Table 2, below, sets forth the high and low reported prices of the Partnership's Depositary Units for 1995 as reported by the AMEX as well as cash distributions paid per Depositary Unit.

                                     TABLE 2

                                                                                 Cash
                                                                            Distributions
                                                                               Paid Per
                                                    Reported Trade            Depositary
                                                        Prices                   Unit
                                               ------------------------------------------

   Calendar Period                                High             Low

   1996

   1st Quarter<F1>                             $  5.000        $   3.750          $ 0.40
   2nd Quarter                                 $     --        $      --          $ 0.25
   3rd Quarter                                 $     --        $      --          $ 0.25
   4th Quarter                                 $     --        $      --          $ 0.25

   1995

   1st Quarter                                 $  8.500        $   7.000          $ 0.40
   2nd Quarter                                 $  8.563        $   7.250          $ 0.40
   3rd Quarter                                 $  8.000        $   6.250          $ 0.40
   4th Quarter                                 $  6.625        $   4.563          $ 0.40


<F1> The General Partner  delisted the  Partnership's  depositary units from the
     American Stock Exchange (AMEX) under the symbol GFY on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.




     The Partnership has engaged in a plan to repurchase up to 250,000 of the outstanding Depositary Units. During 1996, the Partnership repurchased and canceled 44,500 Depositary Units at a total cost of $179,000. During 1995, the Partnership repurchased and canceled 46,400 Depositary Units at a total cost of $345,000. During the fourth quarter of 1994, the Partnership repurchased 20,200 Depositary Units at a total cost of $156,000. During the first quarter of 1993, the Partnership repurchased 6,700 Depositary Units at a total cost of $70,000. As of December 31, 1996, the Partnership had purchased and canceled a cumulative total of 117,800 Depositary units at a cost of $750,000.

ITEM 6.  SELECTED FINANCIAL DATA

     Table 3, below, lists selected financial data for the Partnership:

                                     TABLE 3

                               For the years ended
                  December 31, 1996, 1995, 1994, 1993, and 1992
                    (in thousands of dollars except per unit
                                    amounts)

                                                  1996          1995            1994            1993            1992
                                               --------------------------------------------------------------------------

   Operating results:
     Total revenues                            $ 14,819       $ 18,983       $  26,326       $  36,901      $   34,508
     Net gain (loss) on
       disposition of equipment                   2,085          1,485           2,347           6,704            (329 )
     Loss on revaluation of
       equipment                                     --           (667 )          (887 )          (161 )        (6,876 )
     Equity in net income of
       unconsolidated special purpose
       entities                                   6,267             --              --              --              --
     Net income (loss)                            8,186            937              67           5,596         (10,489 )

   At year-end:
     Total assets                              $ 33,595       $ 48,957       $  69,485       $  84,206      $   92,928
     Total liabilities                           16,349         30,761          39,332          41,344          42,928
     Notes payable                               13,000         27,000          35,000          35,000          38,218

   Cash distributions                          $  8,957       $ 12,549       $  12,620       $  12,665      $   17,371

   Cash distributions which represent a
   return of capital to Limited Partners       $  1,045       $ 11,847       $ 11,989        $   7,563      $   16,502

   Per Weighted Average Depositary Unit:

   Net income (loss)                           $   1.01<F1>   $   0.01<F1>   $   (0.12)<F1>  $    0.60<F1>  $    (1.53 )<F1>

   Cash distributions                          $   1.15       $   1.60       $    1.60       $    1.60      $     2.20

   Cash distributions which represent a
   return of capital to Limited Partners       $   0.14       $   1.59       $    1.60       $    1.01      $     2.20


<F1> After  reduction of income of $313 ($0.04 per Weighted  Average  Depositary
     Unit) in 1996, $815 ($0.11 per Weighted Average Depositary Unit) in 1995, $963 ($0.13 per Weighted Average Depositary Unit) in 1994, $845 ($0.11 per Weighted Average Depositary Unit) in 1993, and $1,495 ($0.20 per Weighted Average Depositary Unit) in 1992 representing special allocations to the General Partner resulting from an amendment to the Partnership Agreement (see Note 1 to the financial statements.)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of PLM Equipment Growth Fund II (the Partnership). The following discussion and analysis of operations and risks focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

Results of Operations - Factors Affecting Performance

(A)  Re-leasing and Repricing Activity

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, various regulations concerning the use of the equipment, and others. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or re-pricing exposure in 1996 primarily in its aircraft, trailer, marine container and railcar portfolios.

     (1) Aircraft: Aircraft contribution decreased from 1995 to 1996 due to the off-lease status of a Boeing 737-200 aircraft that is being remarketed, owned by a trust in which the Partnership has a 50% interest. All other aircraft investments were on lease for the entire year.

     (2) Trailers: The majority of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers operated in short-term rental facilities and the short-line railroad system declined from 1995 to 1996, due to soft market conditions that caused a decline in re-leasing activity.

     (3) Marine Containers: The majority of the Partnership's marine container portfolio operates in utilization-based leasing pools and as such was highly exposed to repricing activity. The Partnership's marine container contributions declined from 1995 to 1996, due to soft market conditions that caused a decline in re-leasing activity.

     (4) Railcars: The majority of the Partnership's railcar equipment remained on-lease throughout the year, and thus was not adversely affected by re-leasing and repricing exposure.

(B)  Equipment Liquidations and  Nonperforming Lessees

Liquidation of Partnership equipment represents a reduction in the size of the equipment portfolio, and will result in reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession, legal fees, etc. The Partnership experienced the following in 1996:

      (1) Liquidations: During 1996, the Partnership sold its remaining interest in an entity which owns a mobile offshore drilling unit, 303 marine containers, one aircraft, 47 railcars, and 154 trailers. The proceeds from the liquidation of the investment in the entity which owns a mobile offshore drilling unit was used to prepay the third and a portion of the fourth annual installments of the Partnership's outstanding debt, totaling $14 million. The net result of all sales and liquidations has been a reduction in the cost basis of the Partnership's equipment portfolio of approximately $23.8 million.

      (2) Nonperforming Lessees: In the beginning of the third quarter of 1996, the General Partner repossessed an aircraft owned by a trust in which the Partnership has a 50% interest, due to the lessee's inability to pay for outstanding receivables. In addition, a marine container lessee also encountered financial difficulties in 1996. The Partnership established reserves against these receivables due to the General Partner's determination that ultimate collection of these rents is uncertain. Other equipment such as railcars, trailers and some of the marine containers experienced minor non-performing issues that have no significant impact on the Partnership.

(C)  Reinvestment Risk

During the first seven years of operations, the Partnership invested surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Pursuant to the Partnership agreement, the Partnership is no longer reinvesting in additional equipment since the beginning of 1996. Subsequent to the end of the reinvestment period which concluded on December 31, 1995, the Partnership will continue to operate for an additional three years, then begin an orderly liquidation over an anticipated two-year period.

     During the year, the Partnership received proceeds of approximately $4.8 million from the liquidation or sale of equipment and liquidating proceeds from unconsolidated special purpose entities of $14.3 million. These proceeds were used to pay down $14 million of the Partnership's outstanding debt. The Partnership reinvested approximately $0.2 million in aircraft modifications for an existing aircraft.

(D)  Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. The carrying value of an aircraft was reduced by approximately $0.7 million in 1995. There were no write downs required in 1996.

     As of December 31, 1996, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by unconsolidated special purpose entities, to be approximately $43.3 million.

Financial Condition - Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $13.0 million, has been reduced from its original balance of $35 million. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to Limited Partners

     For the year ended December 31, 1996, the Partnership generated sufficient operating cash to meet its operating obligations, but used undistributed available cash from prior periods of approximately $3.3 million to maintain the current level of distributions (total of $8.9 million in 1996) to the partners. During the year, the General Partner sold its investment in a mobile offshore drilling unit for approximately $14.3 million and used these proceeds to prepay $14.0 million in principal payments on its outstanding debt.

     In the first quarter of 1994, the General Partner completed the refinancing of a bank loan which was due to mature September 30, 1995. The new debt comprised notes payable of $35.0 million, and the corresponding loan agreements require the Partnership to maintain a minimum debt coverage ratio based on the fair market value of equipment, a minimum fixed charge coverage ratio, and limits the concentration of any one type of equipment in the Partnership's equipment portfolio. The refinanced debt began to mature in March 1996. The General Partner prepaid the first four annual installments of principal due on the debt in the first and third quarters of 1995, and the third and fourth quarters of 1996. The maturities of the remaining principal installments on the debt coincide with the liquidation phase of the Partnership and will be repaid with proceeds from sales of equipment during that phase.

     The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

Results of Operations - Year to Year Detail Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the year ended December 31, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                                For the year
                                                                             ended December 31,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $  2,390         $  2,160
   Trailers                                                                 3,382            4,301
   Rail equipment                                                           3,111            3,336
   Marine containers                                                        1,255            1,487


Aircraft: Aircraft lease revenues and direct expenses were $2.4 million and $47,000, respectively, for the year ended December 31, 1996, compared to $2.8 million and $0.6 million, respectively, during the same period of 1995. Lease revenues decreased due to the off-lease status of an aircraft in 1996 which was eventually sold at the end of the year, offset by another aircraft, which was off-lease in the first quarter of 1995. Direct expenses decreased due to the costs incurred in the year ended December 31, 1995 to refurbish another aircraft prior to being re-leased in 1995;

Trailers: Trailer lease revenues and direct expenses were $4.1 million and $0.7 million, respectively, for the year ended December 31, 1996, compared to $5.0 million and $0.7 million, respectively, during the same period of 1995. The decrease in net contribution was due to the sale of 154 trailers in 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Railcar lease revenues and direct expenses were $4.6 million and $1.5 million, respectively, for the year ended December 31, 1996, compared to $4.8 million and $1.5 million, respectively during the same period of 1995. The decrease in railcar contribution resulted from the sale of 47 railcars in 1996. In addition, expenses increased due to running repairs required on certain of the railcars during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues were $1.3 million and $1.5 million for the year ended December 31, 1996 and 1995, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of the declining fleet and lower utilization has been a decrease in marine container revenue.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $10.6 million for the year ended December 31, 1996, decreased from $11.5 million for the same period in 1995. The variances are explained as follows:

     (1) A $0.5 million decrease in depreciation and amortization expense from 1995 levels, reflecting the effect of asset sales in 1995 and 1996;

     (2) A $0.5 million decrease in interest expense due to a lower base rate of interest charged on the Partnership's floating rate debt during the year ended December 31, 1996, as compared to the same period in 1995. In 1996, the Partnership also prepaid $14 million ($9 million in September 1996 and $5 million in December 1996) of the $35 million outstanding note payable. This payment was applied to the third and a portion of the fourth annual installments due March 31, 1998 and 1999, respectively. In 1995, the Partnership prepaid $8.0 million of the outstanding note payable representing the principal payments due March 31, 1996 and 1997;

     (3) A $0.1 million decrease in management fee to affiliates, reflecting the lower levels of lease revenues in 1996 as compared to 1995;

     (4) A $0.2 million increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from a container lessee that encountered financial difficulties.

(C)  Loss on revaluation of equipment

Loss on revaluation of equipment of $0.7 million in 1995 resulted from the reduction of the net book value of an aircraft to its estimated net realizable value. There was no loss on revaluation of equipment in the year ended December 31, 1996.

(D)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the year ended December 31, 1996 totaled $2.1 million which resulted from the sale or disposal of one aircraft, 303 marine containers, 154 trailers, and 47 railcars, with an aggregate net book value of $2.7 million for aggregate proceeds of $4.8 million. For the year ended December 31, 1995, the $0.9 million net gain on disposition of equipment resulted from the sale or disposal of 2,278 marine containers, 11 trailers, 1 tractor, and 1 railcar with an aggregate net book value of $2.6 million, for aggregate proceeds of $3.5 million.

(E)  Interest and other income

Interest and other income decreased $0.3 million during the year ended December 31, 1996 due primarily to lower interest rates earned on cash equivalents when compared to the same period of 1995.

(F)  Equity in net income of unconsolidated special purpose entities

Equity in net income of unconsolidated special purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                                For the year
                                                                             ended December 31,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (712 )        $   254
   Mobile offshore drilling unit                                            6,979             (367 )
   Marine vessel                                                               --              398

Aircraft: As of December 31, 1996 and 1995, the Partnership owned a 50% investment in an entity which owns a commercial aircraft. Revenues and expenses were $0.4 million and $1.1 million, respectively, for the year ended December 31, 1996, compared to $0.7 million and $0.5 million, respectively, for the same period in 1995. The Partnership's share of revenue decreased $0.3 million due to the off-lease status of this aircraft during the last six months of 1996, which was on-lease for the entire year of 1995. The Partnership's share of expenses increased $0.6 million due to the increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from the aircraft's lessee that encountered financial difficulties and repairs to meet airworthiness conditions.

     During 1995, the General Partner sold the Partnership's 50% investment in an entity which owns a DC-9 aircraft resulting in a $47,000 net gain.

Mobile offshore drilling unit: As of December 31, 1995, the Partnership owned a 55% investment in an entity which owns a mobile offshore drilling unit (rig). The rig was sold resulting in a $7.1 million net gain to the Partnership, offset by a net loss from operations of $0.1 million.

Marine vessel: In the second quarter of 1995, the General Partner sold the Partnership's 50% investment in an entity which owns a marine vessel resulting in a $0.6 million gain, offset by a net loss from operations of $0.2 million.

(G)  Net Income

As a result of the foregoing, the Partnership's net income of $8.2 million for the year ended December 31, 1996, increased from net income of $0.9 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the year ended December 31, 1996 is not necessarily indicative of future periods. In the year ended December 31, 1996, the Partnership distributed $8.5 million to the Limited Partners, or $1.15 per Weighted Average Depositary Unit.

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

     (1) Lease revenue declined to $16.8 million in 1995 from $23.3 million in 1994. The following table lists lease revenue earned by equipment type (in thousands):

                                                         For the year ended December
                                                                     31,
                                                          1995               1994
                                                        ------------------------------
   Trailers and tractors                                $  4,972          $   3,885
   Rail equipment                                          4,785              4,823
   Aircraft                                                3,666              4,935
   Marine containers                                       1,580              1,826
   Mobile offshore drilling units                          1,436              2,488
   Marine vessels                                            391              5,294
                                                        ==============================
                                                        $ 16,830          $  23,251
                                                        ==============================

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

     (c) A decrease of $1.1 million in mobile offshore drilling unit (rig) revenue due to the sale of one rig in the fourth quarter of 1994, and a lower re-lease rate on another rig;

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

     (c) Decreases of $0.7 million in insurance expenses resulted from the sale of two marine vessels in the second quarter of 1994. The 1994 expenses were offset by a $0.2 million refund from an insurance pool in which the Partnership's marine vessels participate, due to lower than expected insurance claims in the pool. A similar refund was not received in 1995.

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

     (3) Loss on revaluation of equipment of $0.7 million in 1995 resulted from the Partnership reducing the net book value of an aircraft to its estimated net realizable value. There was no loss on revaluation of equipment in the year ended December 31, 1994.

(C)  Net Income

The Partnership's net income of $937,000 for the year ended December 31, 1995, increased from net income of $67,000 for 1994. During 1995, the Partnership distributed $11.9 million to the Limited Partners, or $1.60 per Weighted Average Depositary Unit.

Geographic Information

The Partnership operates its equipment in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the Financial Statements, Note 3 for information on the revenues, income, and assets in various geographic regions.

     Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the General Partner's decision to use the 200% declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value are expected to significantly change in the future as additional equipment is sold or disposed of in various equipment markets and geographic areas. An explanation of the current relationships is presented below:

     The Partnership's equipment on lease to U.S. domiciled lessees consists of trailers, railcars and aircraft. During 1996, lease revenues in the U.S. accounted for 62% of the lease revenues while net operating income accounted for $2.1 million of the $8.2 million in profit for the entire Partnership. The primary reason for this relationship is the fact that the Partnership depreciates its rail equipment over a fifteen year period versus twelve years for other equipment types owned and leased in other geographic regions.

     The Partnership's equipment leased to Canadian domiciled lessees consists of railcars. During 1996, revenues for these railcars accounted for 13% of lease revenues and $0.9 million of the $8.2 million of the net operating profit for the entire Partnership.

     The Partnership's equipment on lease to South Asia domiciled lessees accounted for 9% of the lease revenues while net operating income accounted for $6.3 million of the $8.2 million in profit for the entire Partnership. The primary reason for this relationship is that during 1996, the Partnership sold its 55% investment in a mobile offshore drilling unit for a gain of $7.1 million offset by net operating loss of $0.1 million. The Partnership's remaining asset in South Asia, a 50% investment in an aircraft, generated lease revenue of $0.4 million and a net operating loss of 0.7 million due mainly to the lessee's inability to pay the Partnership for outstanding receivables. The Partnership established reserves against these receivables due to the General Partner's determination that ultimate collection of this rent is uncertain. In addition, this aircraft underwent repairs to meet airworthiness conditions and incurred costs of approximately $0.2 million.

     In 1996, marine containers, which were leased in various regions throughout the period, accounted for 9% of the lease revenues and $0.3 million of the net operating profit for the period.

     European operations consisted of an aircraft that accounted for 6% of lease revenues while net income generated by this equipment accounted for $0.2 million in profits for the period.

     Asian operations consisted of an aircraft which was sold during 1996 for a gain of $1.2 million offset by an operating net loss of $0.4 million.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1996, 1995, or 1994.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

Outlook for the Future

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

     The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

(A)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(B) Distributions

Pursuant to the Limited Partnership Agreement, the Partnership ceased to reinvest in additional equipment. The General Partner will pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive, in the period prior to the final liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

     As of the first quarter of 1996, the cash distribution rate was reduced to more closely reflect current and expected net cash flows from operations.
Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels were necessary. In addition, with the Partnership expected to enter the active liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio, and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to Unitholders.



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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        61                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Douglas P. Goodrich                    50                  Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President, PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

Walter E. Hoadley                      80                  Director, PLM International, Inc.

Robert L. Pagel                        60                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     62                  Director, PLM International, Inc.

Robert N. Tidball                      58                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     48                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        50                  President, PLM Investment Management, Inc.;
                                                           President, PLM Securities, Inc.; Vice President, PLM
                                                           Financial Services, Inc.;

David J. Davis                         40                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          42                  President, PLM Railcar Management Services Canada
                                                           Limited.

Steven O. Layne                        42                  Vice President, PLM Transportation Equipment
                                                           Corporation.; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

Stephen Peary                          48                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      54                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.

     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988, Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Douglas P. Goodrich was elected to the Board of Directors in July 1996 and appointed Director and President of PLM Financial Services in June 1996 and Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America  from  1968  to  1981  and  Chairman  of the  Federal  Reserve  Bank  of
Philadelphia from 1962 to 1966. Dr. Hoadley had served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991, Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

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

     Stephen M. Bess was appointed President of PLM Securities, Inc. in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September, 1995. Mr. Layne was PLM Transportation Equipment Corporation's Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a Major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

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

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.






                     (This space intentionally left blank.)

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners
         The General Partner is generally entitled to 5% interest in the profits and losses and distributions of the Partnership. At December 31, 1996, no investor was known by the General Partner to beneficially own more than 5% of the Depositary Units of the Partnership.

(b)      Security Ownership of Management
         Table 5, below, sets forth, as of the date of this report, the amount and the percent of the Partnership's outstanding Depositary Units beneficially owned by each director and executive officer and all directors and executive officers as a group of the General Partner and its affiliates:

                                     TABLE 5


Name                                                 Depositary Units                 Percent of Units

J. Alec Merriam                                           1,000                               *
Robert N. Tidball                                           400                               *

All directors and officers
as a group (2 people)                                     1,400                               *

--------------------------------

* Represents less than 1 percent of the Depositary Units outstanding.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with Management and Others

During 1996, management fees to IMI were $583,000. The General Partner and its affiliates were reimbursed $727,000 for administrative and data processing services performed on behalf of the Partnership in 1996.

     During 1996, the Unconsolidated Special Purpose Entities paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees - $44,000; and administrative and data processing services - $23,000.

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

     (b)      Reports on Form 8-K

                  None.

     (c)      Exhibits

         4. Limited Partnership Agreement of Registrant, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-13113) which became effective with the Securities and Exchange Commission on June 5, 1987.

         4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership.

         10.1 Management Agreement between Registrant and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-13113) which became effective with the Securities and Exchange Commission on June 5, 1987.

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


Date:  February 28, 1997                   PLM EQUIPMENT GROWTH FUND II
                                           Partnership

                                           By:      PLM Financial Services, Inc.
                                                    General Partner



                                           By:      /s/ Douglas P. Goodrich
                                                    ------------------------
                                                    Douglas P. Goodrich
                                                    President and Director



                                           By:      /s/ David J. Davis
                                                    ------------------------
                                                    David J. Davis
                                                    Vice President and
                                                    Controller

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934,
this  Report  has  been  signed  below  by  the   following   directors  of  the
Partnership's General Partner on the dates indicated.


Name                                 Capacity                    Date




*_____________________
J. Alec Merriam                  Director - FSI             February 28, 1997


*_____________________
Robert L. Pagel                  Director - FSI             February 28, 1997



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



/s/ Stephen Peary
---------------------
Stephen Peary
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                      Page

Report of Independent Auditors                                          27

Balance sheets as of December 31, 1996 and 1995                         28

Statements of income for the years ended December 31, 1996,
1995, and 1994                                                          29

Statements of changes in partners' capital for the years
ended December 31, 1996, 1995, and 1994                                 30

Statements of cash flows for the years ended December 31,
1996, 1995, and 1994                                                    31

Notes to financial statements                                      32 - 40


All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PLM Equipment Growth Fund II:

We have audited the accompanying balance sheets of PLM Equipment Growth Fund II as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP
--------------------------
SAN FRANCISCO, CALIFORNIA
February 28, 1997

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,
                (in thousands of dollars except per unit amounts)



                                     ASSETS


                                                                                      1996                 1995
                                                                                  ---------------------------------

   Equipment held for operating leases, at cost                                   $   82,856           $   93,980
   Less accumulated depreciation                                                     (62,114 )            (65,000 )
                                                                                  ---------------------------------
       Net equipment                                                                  20,742               28,980

   Cash and cash equivalents                                                           7,962                6,427
   Restricted cash                                                                       295                  548
   Investment in unconsolidated special purpose entities                               1,665               10,515
   Accounts receivable, less allowance for doubtful
     accounts of $882 in 1996 and $19 in 1995                                          1,765                2,198
   Lease negotiation fees to affiliate, net of accumulated
     amortization of $89 in 1996 and $1,305 in 1995                                       29                   70
   Debt issuance costs, net of accumulated amortization
     of $108 in 1996 and $69 in 1995                                                     128                  167
   Prepaid expenses and other assets                                                   1,009                   52
                                                                                  ---------------------------------
       Total assets                                                               $   33,595           $   48,957
                                                                                  =================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

     Accounts payable and accrued expenses                                        $      412           $      409
     Due to affiliates                                                                   110                  398
     Notes payable                                                                    13,000               27,000
     Lessee deposits and reserve for repairs                                           2,827                2,954
                                                                                  ---------------------------------
       Total liabilities                                                              16,349               30,761
                                                                                  ---------------------------------

   Partners' capital (deficit):

     Limited Partners (7,381,805 and 7,426,305  Depositary Units including 1,150
      Depositary Units held in the Treasury at
      December 31, 1996 and 1995 respectively)                                        17,434               18,658
     General Partner                                                                    (188 )               (462 )
                                                                                  ---------------------------------
       Total partners' capital                                                        17,246               18,196
                                                                                  ---------------------------------
       Total liabilities and partners' capital                                    $   33,595           $   48,957
                                                                                  =================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,
                (in thousands of dollars except per unit amounts)



                                                                            1996           1995           1994
                                                                         -----------------------------------------
   Revenues:

     Lease revenue                                                       $  12,379      $ 16,830       $ 23,251
     Interest and other income                                                 355           668            728
     Net gain on disposition of equipment                                    2,085         1,485          2,347
                                                                         -----------------------------------------
       Total revenues                                                       14,819        18,983         26,326

   Expenses:

     Depreciation and amortization                                           5,698         8,552         11,141
     Management fees to affiliate                                              583           818          1,150
     Interest expense                                                        1,815         2,349          2,550
     Insurance expense to affiliate                                             --            87            299
     Other insurance expense                                                   112           171            618
     Repairs and maintenance                                                 2,172         2,867          4,307
     Marine equipment operating expenses                                        --           152          3,033
     General and administrative expenses
       to affiliates                                                           727         1,026            732
     Other general and administrative expenses                               1,078           895          1,298
     Bad debt expense                                                          715           462            244
     Loss on revaluation of equipment                                           --           667            887
                                                                         -----------------------------------------
       Total expenses                                                       12,900        18,046         26,259

                                                                         -----------------------------------------
   Equity in net income of unconsolidated special purpose entities           6,267            --             --
                                                                         -----------------------------------------

       Net income                                                        $   8,186      $    937       $     67
                                                                         =========================================

   Partners' share of net income (loss):

     Limited Partners                                                    $   7,464      $     75       $   (899 )
     General Partner                                                           722           862            966
                                                                         =========================================
       Total                                                             $   8,186      $    937       $     67
                                                                         =========================================

   Net income (loss) per weighted average Depositary Unit (7,384,738,
     7,443,910 and 7,490,254 Depositary Units
     at December 31, 1996, 1995, and 1994                                $    1.01      $   0.01       $  (0.12 )
                                                                         =========================================

   Cash distributions                                                    $   8,957      $ 12,549       $ 12,620
                                                                         =========================================

   Cash distribution per weighted average Depositary Unit                $    1.15      $   1.60       $   1.60
                                                                         =========================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994
                             (thousands of dollars)


                                                                  Limited            General
                                                                 Partners            Partner            Total
                                                                --------------------------------------------------

   Partners' capital (deficit) at December 31, 1993             $   43,894         $  (1,032 )        $  42,862

   Net income (loss)                                                  (899 )             966                 67

   Cash distributions                                              (11,989 )            (631 )          (12,620 )

   Repurchase of Depositary Units                                     (156 )              --               (156 )
                                                                --------------------------------------------------

   Partners' capital (deficit) at December 31, 1994                 30,850             (697)             30,153

   Net income                                                           75               862                937

   Cash distributions                                              (11,922 )            (627 )          (12,549 )

   Repurchase of Depositary Units                                     (345 )              --               (345 )
                                                                --------------------------------------------------

   Partners' capital (deficit) at December 31, 1995                 18,658              (462 )           18,196

   Net income                                                        7,464               722              8,186

   Cash distributions                                               (8,509 )            (448 )           (8,957 )

   Repurchase of Depositary Units                                     (179 )              --               (179 )
                                                                --------------------------------------------------

   Partners' capital (deficit) at December 31, 1996             $   17,434         $    (188 )        $  17,246
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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                             (thousands of dollars)

                                                                             1996            1995           1994
                                                                         --------------------------------------------
   Operating activities:
     Net income                                                          $    8,186      $      937      $      67
     Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
       Net gain on disposition of equipment                                  (2,085 )        (1,485 )       (2,347 )
       Write-off of unamortized loan origination
         cost and debt placement fees                                            --              --            305
       Loss on revaluation of equipment                                          --             667            887
       Depreciation and amortization                                          5,698           8,552         11,141
       Equity in net income of unconsolidated special purpose
         entities                                                            (6,267 )            --             --
       Changes in operating assets and liabilities:
         Restricted cash                                                        253            (252 )          150
         Accounts receivable, net                                               385            (166 )          644
         Prepaid expenses and other assets                                     (957 )            34            234
         Accounts payable and accrued expenses                                    3            (473 )         (863 )
         Due to affiliates                                                     (288 )           308           (121 )
         Accrued drydock expenses                                                --             271          2,201
         Lease deposits and reserves for repairs                               (127 )          (217 )         (988 )
                                                                         --------------------------------------------
   Net cash provided by operating activities                                  4,801           8,176         11,310
                                                                         --------------------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                   4,761           7,005         13,558
     Liquidation distributions from unconsolidated special purpose
         entities                                                            14,272              --             --
     Distributions from unconsolidated special purpose entities                 845              --             --
     Payments of acquisition-related fees to affiliate                           --              --           (534 )
     Payments for purchase of equipment                                          --              --        (11,856 )
     Payment for capital improvements                                            (8 )           (11 )         (727 )
     Decrease in restricted cash                                                 --                          7,378
     Payments of lease negotiation fees to affiliate                             --              --           (119 )
                                                                         --------------------------------------------
   Net cash provided by investing activities                                 19,870           6,994          7,700
                                                                         --------------------------------------------

   Financing activities:
     Proceeds from notes payable                                                 --              --         35,000
     Principal payments on notes payable                                    (14,000 )        (8,000 )      (35,000 )
     Payments of debt issuance costs                                             --              --           (236 )
     Cash distributions paid to Limited Partners                             (8,509 )       (11,922 )      (11,989 )
     Cash distributions paid to General Partner                                (448 )          (627 )         (631 )
     Repurchase of Depositary Units                                            (179 )          (345 )         (156 )
                                                                         --------------------------------------------
   Net cash used in financing activities                                    (23,136 )       (20,894 )      (13,012 )
                                                                         --------------------------------------------

   Cash and cash equivalents:
   Net increase (decrease) in cash and cash
       equivalents                                                            1,535          (5,724 )        5,998

   Cash and cash equivalents at beginning of year (See Note 4)                6,427          12,348          6,350
                                                                         --------------------------------------------
   Cash and cash equivalents at end of year                              $    7,962      $    6,624      $  12,348
                                                                         ============================================
   Supplemental information:
       Interest paid                                                     $    1,815      $    2,302      $   2,246
                                                                         ============================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

              The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. Since the end of 1995, and in accordance with the Partnership Agreement, the General Partner stopped reinvesting excess cash and will start distributing any funds remaining to the Partners. It is anticipated that the Partnership will be completely liquidated by the end of 2000.

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

         Depreciation and Amortization

         Depreciation of equipment held for operating leases is computed on the 200% declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other types of equipment. The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of Presentation (continued)

         Depreciation and Amortization (continued)

         capitalized. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the loan for which they are paid.

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

         Investments in Unconsolidated Special Purpose Entities

         The  Partnership  has  interests  in  unconsolidated   special  purpose
         entities which own transportation equipment. These interests are accounted for using the equity method.

              The Partnership's investment in unconsolidated special purpose entities includes acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft airframes and engines, escrow accounts are prefunded by the lessees. Estimated costs associated with marine vessel drydockings, which are included in repairs and maintenance expense, are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

         Net Income (Loss) and Distributions per Depositary Unit

         The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner. During 1996, the General Partner received a special allocation of income of $313,000 ($815,000 in 1995 and $963,000 in 1994). The
         Limited Partners' net income or loss and distributions are allocated among the Limited Partners based on the number of Depository Units owned by each Limited Partner. Cash distributions are recorded when paid. Cash distributions of $1,942,000 ($0.25 per Weighted Average Depositary Unit), $3,127,000, and $3,146,000 ($0.40 per Weighted
         Average Depositary Unit in 1995 and 1994) were declared on December 31, 1996, 1995, and 1994 and paid on February 15, 1997, 1996, and 1995, respectively, to the unitholders of record as of December 31, 1996, 1995, and 1994, respectively. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $1,045,000, $11,847,000, and $11,989,000 in 1996, 1995, and 1994, respectively, were deemed to be a return of capital.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of Presentation (continued)

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. Lessee security deposits held by the Partnership are considered restricted cash.

         Reclassifications

         Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the Unconsolidated Special Purpose Entities (USPE) equal to the greater of (i) 5% of Gross Revenues (as defined in the agreement) prior to the payment of any principal and interest incurred in connection with any indebtedness, or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to certain adjustments. Partnership management fees of $116,000 and $542,000, were payable at December 31, 1996, and 1995, respectively. The Partnership's proportional share of the USPE's management fees expenses during 1996 was $44,000. The Partnership reimbursed FSI and its affiliates $727,000, $1,026,000, and $732,000 for administrative and data processing services performed on behalf of the Partnership in 1996, 1995, and 1994, respectively. The Partnership's proportional share of the USPE's administrative and data processing expenses was $23,000 during 1996. Debt placement fees are charged by the General Partner in an amount equal to 1% of the Partnership's borrowings less amounts paid to third parties in relation to the debt placement. No debt placement fees were paid or payable to FSI during 1996, 1995, and 1994.

              The Partnership and USPE's paid lease negotiation and equipment acquisition fees of $653,000 in 1994, and none in 1995 and 1996, to PLM Transportation Equipment Corporation (TEC). TEC is a wholly owned subsidiary of FSI.

              The Partnership paid $87,000 and $299,000 in 1995 and 1994, respectively, to Transportation Equipment Indemnity Company Ltd. (TEI), which provides marine insurance coverage and other insurance brokerage services. TEI is an affiliate of the General Partner. A substantial portion of these amounts was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

              At  December  31,  1996,  approximately  37% of the  Partnership's trailer equipment was held in rental yards operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership.

              The Partnership has an interest in certain equipment for lease in conjunction with affiliated partnerships which is included in investment in Unconsolidated Special Purpose Entities. In 1996, this equipment included one commercial aircraft (50% owned).

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.       Equipment

         Owned equipment held for operating leases is stated at cost. The components of equipment at December 31, 1996 and 1995, are as follows (in thousands):

   Equipment held for operating leases                     1996               1995
                                                        -------------------------------

   Rail equipment                                        $  18,183        $   19,747
   Marine containers                                        10,640            13,399
   Aircraft                                                 32,860            37,902
   Trailers                                                 21,173            22,932
                                                        -------------------------------
                                                            82,856            93,980
   Less accumulated depreciation                           (62,114 )         (65,000 )
                                                        -------------------------------
   Net equipment                                         $  20,742        $   28,980
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

              As of December 31, 1996, all equipment in the Partnership portfolio was either operating in short-term rental facilities or on lease, except 3 railcars and 71 marine containers. At December 31, 1995, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of an aircraft, a railcar and 115 marine containers. The aggregate carrying value of equipment off-lease was $0.2 million and $2.0 million at December 31, 1996 and 1995, respectively.

              During 1996, the Partnership sold or disposed of 303 marine containers, 154 trailers, 47 railcars and one aircraft, with an aggregate net book value of $2.7 million, for proceeds of $4.8 million. During 1995, the Partnership sold or disposed of 2,278 marine containers, 11 trailers, 1 tractor, and 1 railcar, with an aggregate net book value of $2.6 million for proceeds of $3.5 million.

              The Partnership reduced the carrying value of one aircraft by $667,000 during 1995 to its estimated net realizable value.

              All leases are being accounted for as operating leases. Future minimum rentals receivable under noncancelable leases at December 31, 1996, during each of the next five years are approximately $5,352,000 - 1997; $3,810,000 - 1998; $3,174,000 - 1999; $1,216,000 - 2000; and
         $515,000 - 2001 and thereafter. Contingent rentals based upon utilization were approximately $1,293,000, $2,047,000, and $2,821,000 in 1996, 1995 and 1994, respectively.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.       Equipment (continued)

              The  Partnership  owns  certain  equipment  which  is  leased  and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

              The Partnership leases its aircraft, railcars and trailers to lessees domiciled in six geographic regions: South Asia, Middle East, Canada, United States, Asia, and Europe. Marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. For the year ended December 31, 1996, the Partnership accounts for proportional interest in equipment using the equity method. The geographic information is grouped by domicile of the lessee as of and for the year ended December 31, 1996, 1995, and 1994 (in thousands):

                                            Investments in
                                        Unconsolidated Special       Owned            Total Equipment
                                           Purpose Entities
                                     --------------------------------------------------------------------------
                                                 1996                 1996            1995            1994
                                     --------------------------------------------------------------------------
        Revenues:
        Various                      $            --               $   1,258       $   1,971       $   7,120
        South Asia                              1,284                     --           2,192           2,660
        Middle East                               --                      --              --             584
        Canada                                    --                   1,765           1,760           1,800
        United States                             --                   8,516           9,591           8,635
        Asia                                      --                      --             630             756
        Europe                                    --                     840             686           1,696

                                     ==========================================================================
        Total revenues               $          1,284              $  12,379       $  16,830       $  23,251
                                     ==========================================================================

         The  following  table  sets  forth   identifiable   net  income  (loss)
         information by region for the year ended December 31, 1996, 1995, and 1994 (in thousands):

                                     Investments in Unconsolidated
                                       Special Purpose Entities       Owned          Total Equipment
                                    ------------------------------------------------------------------------
                                                1996                   1996           1995          1994
                                    ------------------------------------------------------------------------
      Income (loss):
      Various                       $            --                 $    320      $    1,445      $ (1,639 )
      South Asia                               6,267                      --             (10)           18
      Middle East                                --                       --              --         1,447
      Canada                                     --                      927             897           911
      United States                              --                    2,075           2,876         2,982
      Asia                                       --                      763             173           217
      Europe                                     --                      162            (728)         (468 )

                                    ------------------------------------------------------------------------
      Total identifiable net                   6,267                   4,247           4,653         3,468
         income
        Administrative and other                 --                   (2,328 )        (3,716)       (3,401 )
                                    ========================================================================
      Total net income              $          6,267                $  1,919      $      937      $     67
                                    ========================================================================

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.       Equipment (continued)

         The net book value of owned assets at December 31, 1996, and 1995, and the net investment in the unconsolidated special purpose entities at December 31, 1996 and 1995, are as follows (in thousands):

                                  Investment in                                    Total
                              Unconsolidated Special             Owned           Equipment
                                 Purpose Entities
                            -----------------------------------------------------------------
                              1996         1995          1996        1995          1994
                          -----------------------------------------------------------------

     Various              $        --  $        --   $    2,748  $     3,951   $    9,706
     Canada                        --           --        2,215        1,912        2,215
     United States                 --           --       14,538       19,632       23,378
     Asia                          --           --           --        1,641        2,046
     South Asia                 1,665       10,515           --           --        2,665
     Middle East                   --           --           --           --        9,669
     Europe                        --           --        1,241        1,844        4,433
                           =================================================================
     Total Equipment      $     1,665  $    10,515   $   20,742  $    28,980   $   54,112
                           =================================================================

         There were no lessees that accounted for 10% or more of total revenues for 1996, 1995, and 1994.

4.       Investment in Unconsolidated Special Purpose Entities

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

              The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Under the equity method of accounting, the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of unconsolidated special purpose entities. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation. The beginning cash and cash equivalents for 1996 is different from the ending cash and cash equivalents for 1995 on statements of cash flows due to the reclassification.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.       Investment in Unconsolidated Special Purpose Entities (continued)

         The net investment in unconsolidated  special purpose entities includes
         the  following   jointly-owned   equipment   (and  related  assets  and
         liabilities) (in thousands):

                                                          December 31,        December 31,
                                                              1996                1995
                                                        -------------------------------------

50% interest in a trust owning Boeing 737-200A
   aircraft                                                $   1,665           $   2,365
55% interest in a an entity owning mobile offshore
   drilling unit                                                  --               8,150
                                                         ------------------------------------
Investment in unconsolidated special purpose
   entities                                                $   1,665           $  10,515
                                                         ====================================

              During the year ended December 31, 1996, the General Partner sold the asset related to the Partnership's 55% interest in an entity which owns a mobile offshore drilling unit, included in "Investment in Unconsolidated Special Purpose Entities," with a net book value of $7.2 million for proceeds of $14.3 million. For the same period ended December 31, 1995, the General Partner sold the assets related to the Partnership's 50% owned DC-9 aircraft and 50% owned marine vessel, included in "Investment in Unconsolidated Special Purpose Entities," with an aggregate net book value of $3.2 million and unused drydock reserves of $0.3 million, for proceeds of $3.5 million.

              The Partnership's 50% investment in a commercial aircraft included
         in  "Investments  in  unconsolidated   special  purpose  entities"  was
         off-lease at December 31, 1996.

              The  Partnership  received  liquidating   distributions  from  the
         Unconsolidated Special Purpose Entities during the third quarter.

              The following summarizes the financial information for the special purpose entities and the Company's interests therein as of and for the year ended December 31, 1996 (in thousands):

                                                            Net Interest of
                                           Total Numbers      Partnership
                                        --------------------------------------

Net Assets                                        $3,354              $1,665
Lease Revenues                                     2,418               1,284
Net Income                                        11,295               6,267

5.      Other Assets

         Included in other assets is a spare engine which was purchased in 1996. This engine will replace an existing engine in need of overhaul on one of the Partnership's Boeing 737-200 commercial aircraft in 1997. The old engine will be sold when removed from service.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

6.      Notes Payable

                                                                                         1996            1995
                                                                                    --------------------------------

          Notes  payable  to  insurance  companies  under  a  $35  million  Loan facility,  bearing  interest  at LIBOR + 1.55%  per  annum  (7.12%  at
          December 31, 1996, and 7.24% at December 31,
          1995) payable quarterly in arrears                                            $13,000,000     $27,000,000
                                                                                    --------------------------------

          Total notes payable                                                           $13,000,000     $27,000,000
                                                                                    ================================

              On March 31, 1994, the Partnership completed a refinancing of its $35 million bank loan which was originally due on September 30, 1995. The new loan facility is unsecured and nonrecourse, limits additional borrowings, and specifies covenants related to collateral coverage, fixed charge coverage, ratios for market value, and composition of the equipment owned by the Partnership. The loan facility bears interest at LIBOR + 1.55% per annum (7.12% at December 31, 1996, and 7.24% at December 31, 1995) and is payable quarterly in arrears. Principal is payable in annual installments of $4 million due on March 31, 1996 and 1997, $9 million on March 31, 1998 and 1999, and a final payment of $9 million on March 31, 2000. The Partnership paid a facility fee of $236,000 to the lender in connection with this credit facility. As of December 31, 1996, the Partnership prepaid $22,000,000 of the outstanding note payable representing the principal payments due March 31, 1996, 1997, 1998 and a portion of 1999.

              The General Partner believes that the book value of the notes payable approximates fair value due to its variable interest rate.

              In May 1996, the General Partner revised its short term loan facility (the "Committed Bridge Facility") and PLM Equipment Growth Fund II is no longer included as a borrower.

7.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

              As of December 31, 1996, there were temporary differences of approximately $12,870,000 between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to the differences in depreciation methods and in the method of providing reserves for repairs.

8.       Repurchase of Depositary Units

         On December 28, 1992, the Partnership engaged in a program to repurchase up to 200,000 Depositary Units. In 1996, the Partnership had purchased and canceled 44,500 Depositary Units at a cost of $0.2 million. As of December 31, 1996, the Partnership had cumulatively repurchased 117,800 Depositary Units at a cost of $0.8 million.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

9.       Delisting of Partnership Units

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

                          PLM EQUIPMENT GROWTH FUND II

                                INDEX OF EXHIBITS


  Exhibit                                                               Page

    4.      Limited Partnership Agreement of Partnership                   *

    4. 1    Amendment to Limited Partnership Agreement of Registrant       *

   10. 1    Management Agreement between Partnership and PLM Investment    *
            Management, Inc.

   10. 2    $35,000,000 Note Agreement dated as of March 1, 1994           *

   24.      Powers of Attorney.                                      42 - 44





* Incorporated by reference. See page 24 of this report.