Form 10-Q
period 1997-03-31
PLM EQUIPMENT GROWTH FUND II
filed 1997-05-13
CIK 812072

-11-



                                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.

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
                            (in thousands of dollars)

                                     ASSETS

                                                                                  March 31,              December 31,
                                                                                    1997                     1996
                                                                              ------------------------------------------

   Equipment held for operating leases, at cost                                 $    80,502              $   82,856
   Less accumulated depreciation                                                    (61,340 )               (62,114 )
                                                                              ------------------------------------------
     Net equipment                                                                   19,162                  20,742

   Cash and cash equivalents                                                          5,614                   7,962
   Restricted cash                                                                      295                     295
   Investment in unconsolidated special purpose entities                              1,611                   1,665
   Accounts receivable, less allowance for doubtful
     accounts of $1,191 in 1997 and $882 in 1996                                      1,961                   1,765
   Deferred charges, net of accumulated amortization of
     $212 in 1997 and $197 in 1996                                                      138                     157
   Prepaid expenses and other assets                                                    993                   1,009
                                                                              ------------------------------------------
     Total assets                                                               $    29,774              $   33,595
                                                                              ==========================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Accounts payable and accrued expenses                                        $       459              $      412
   Due to affiliates                                                                    112                     110
   Notes payable                                                                     10,500                  13,000
   Lessee deposits and reserve for repairs                                            3,010                   2,827
                                                                              ------------------------------------------
     Total liabilities                                                               14,081                  16,349

   Partners' capital  (deficit):

   Limited partners  (7,381,805  depositary  units,  including 1,150 depositary units held in the Treasury at March 31, 1997
     and December 31, 1996)                                                          15,844                  17,434
   General Partner                                                                     (151 )                  (188 )
                                                                              ------------------------------------------
     Total partners' capital                                                         15,693                  17,246
                                                                              ------------------------------------------
     Total liabilities and partners' capital                                    $    29,774              $   33,595
                                                                              ==========================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)


                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                          1997            1996
                                                                                        ----------------------------

   Revenues:

     Lease revenue                                                                     $   3,038        $  3,181
     Interest and other income                                                                81              73
     Net gain on disposition of equipment                                                    168             114
                                                                                       -----------------------------
         Total revenues                                                                    3,287           3,368

   Expenses:

     Depreciation and amortization                                                         1,223           1,467
     Management fees to affiliate                                                            128             149
     Interest expense                                                                        233             488
     Other insurance expense                                                                  30              40
     Repairs and maintenance                                                                 376             389
     Marine equipment operating expenses                                                      --               6
     General and administrative expenses
        to affiliates                                                                        214             194
     Other general and administrative expenses                                               252             286
     Provision for bad debt                                                                  326              31
                                                                                       -----------------------------
         Total expenses                                                                    2,782           3,050

   Equity in net loss of unconsolidated special
     purpose entities                                                                       (116 )          (402 )
                                                                                       -----------------------------

   Net income (loss)                                                                   $     389        $    (84 )
                                                                                       =============================

   Partners' share of net income (loss):

     Limited Partners                                                                  $     255        $   (269 )
     General Partner                                                                         134             185
                                                                                       -----------------------------

           Total                                                                       $     389        $    (84 )
                                                                                       =============================

   Net income  (loss)  per  weighted  average  depositary  unit  (7,381,805  and
    7,393,536 units respectively, at March 31, 1997 and
    1996)                                                                              $    0.03        $  (0.04 )
                                                                                       =============================

   Cash distributions                                                                  $   1,942        $  3,127
                                                                                       =============================

   Cash distributions per weighted average
    depositary unit                                                                    $    0.25        $   0.40
                                                                                       =============================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to March 31, 1997
                            (in thousands of dollars)



                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

   Partners' capital (deficit) at December 31, 1995             $   18,658          $    (462 )         $  18,196

   Net income                                                        7,464                722               8,186

   Cash distributions                                               (8,509 )             (448 )            (8,957 )

   Repurchase of depositary units                                     (179 )               --                (179 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) at December  31, 1996                17,434               (188 )            17,246

   Net income                                                          255                134                 389

   Cash distributions                                               (1,845 )              (97 )            (1,942 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) at March 31, 1997                $   15,844          $    (151 )         $  15,693
                                                                ===================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                          For the three months
                                                                                            ended March 31,
                                                                                       1997                 1996
                                                                                   -----------------------------------

   Operating activities:
     Net income (loss)                                                             $      389              $    (84 )
     Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
         Net gain on disposition of equipment                                            (168 )                (114 )
         Depreciation and amortization                                                  1,223                 1,467
         Equity in net loss of unconsolidated special purpose
           entities                                                                       116                   402
         Changes in operating assets and liabilities:
           Restricted cash                                                                 --                     1
           Accounts receivable, net                                                      (196 )                 404
           Prepaid expenses and other assets                                               16                    20
           Accounts payable and accrued expenses                                           47                   (67 )
           Due to affiliates                                                                2                  (182 )
           Lessee deposits and reserve for repairs                                        183                  (663 )
                                                                                   -----------------------------------
   Net cash provided by operating activities                                            1,612                 1,184
                                                                                   -----------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                               544                   254
     Distributions to unconsolidated special purpose entities                             (62 )                 (20 )
     Payments for capital improvements                                                     --                    (5 )
                                                                                   -----------------------------------
   Net cash provided by investing activities                                              482                   229
                                                                                   -----------------------------------

   Financing activities:
     Principal payments on notes payable                                               (2,500 )                  --
     Cash distributions paid to Limited partners                                       (1,845 )              (2,971 )
     Cash distributions paid to General Partner                                           (97 )                (156 )
     Repurchase of depositary units                                                        --                  (179 )
                                                                                   -----------------------------------
   Cash used in financing activities                                                   (4,442 )              (3,306 )
                                                                                   -----------------------------------

   Cash and cash equivalents:
   Net decrease in cash and cash equivalents                                           (2,348 )              (1,893 )

   Cash and cash equivalents at beginning of period                                     7,962                 6,427
                                                                                   -----------------------------------

   Cash and cash equivalents at end of period                                      $    5,614              $  4,534
                                                                                   ===================================

   Supplemental information:
      Interest paid                                                                $      232              $    488
                                                                                   ===================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of March 31, 1997 and December 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital, for the period from December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3    Cash Distribution

     Cash distributions are recorded when paid and totaled $1.9 million and $3.1 million for the three months ended March 31, 1997 and 1996, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $1.6 million and $3.0 million for the three months ended March 31, 1997, and 1996, respectively, were deemed to be a return of capital.

     Cash distributions of $1.9 million ($0.25 per depositary unit) were declared on April 25, 1997, and are to be paid on May 15, 1997, to the unitholders of record as of March 31, 1997.

4.   Investment in Unconsolidated Special Purpose Entity

     The net investment in unconsolidated special purpose entity (USPE) includes the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                         March 31,           December 31,
                                                            1997                 1996
                                                     ----------------------------------------

   50% interest in a trust owning a Boeing 737-
      200A aircraft                                      $   1,611            $    1,665
                                                      ---------------------------------------
   Investment in unconsolidated special purpose
      entity                                             $   1,611            $    1,665
                                                      =======================================

     This investment was off-lease at March 31, 1997 and December 31, 1996.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

5.   General Partner and Transactions with Affiliates

     Partnership management fees of $0.1 million and $0.1 million, were payable at March 31, 1997, and December 31, 1996, respectively. The Partnership's proportional share of the USPE's management fees expenses for the quarter ended March 31, 1997 and 1996, respectively were $0 and $25,000. The Partnership reimbursed FSI and its affiliates $0.2 million and $0.2 million for administrative and data processing services performed on behalf of the Partnership for the quarter ended March 31, 1997 and 1996, respectively. The Partnership's proportional share of the USPE's administrative and data processing expenses was $0 and $23,000 for the quarter ended March 31, 1997 and 1996.

6.   Other Assets

     Included in other assets is a spare engine which was purchased in 1996. This engine will replace an existing engine in need of overhaul on one of the Partnership's Boeing 737-200 commercial aircraft in 1997.
     The old engine will be sold when removed from service.

7.   Equipment

     Owned equipment held for operating leases is stated at cost. The components of owned equipment are as follows (in thousands):

                                                 March 31,          December 31,
                                                   1997                 1996
                                              --------------------------------------

   Rail equipment                               $   18,170           $   18,183
   Marine containers                                10,499               10,640
   Aircraft                                         32,860               32,860
   Trailers and tractors                            18,973               21,173
                                               ------------------------------------
                                                    80,502               82,856
   Less accumulated depreciation                   (61,340 )            (62,114 )
                                               ------------------------------------
                                               ====================================
   Net equipment                                $   19,162           $   20,742
                                               ====================================

     As of March 31, 1997, all equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 75 marine containers and 3 railcars. With the exception of 71 marine containers and 3 railcars, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities at December 31, 1996. The aggregate carrying value of equipment off-lease was $0.2 million and $0.2 million at March 31, 1997 and December 31, 1996, respectively.

     During the three months ended March 31, 1997, the Partnership sold or disposed of marine containers, trailers and a railcar with an aggregate net book value of $0.4 million, for proceeds of $0.6 million. For the three months ended March 31, 1996, the Partnership sold or disposed of marine containers, trailers and a railcar, with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

8.   Notes Payable

     In the first quarter of 1997, the Partnership prepaid $2.5 million of the outstanding note payable representing a portion of the principal payment due March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the first quarter of 1997 when compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    620         $    590
   Trailers                                                                   795              885
   Rail equipment                                                             925              942
   Marine containers                                                          301              354


Aircraft: Aircraft lease revenues and direct expenses were $0.6 million and $10,000, respectively, for the first quarter of 1997, compared to $0.6 million and $20,000, respectively, during the same period of 1996. Aircraft contribution increased slightly due to the increase in lease rate for an aircraft offset by a decrease in the lease rate for another aircraft in the first quarter of 1997 compared to the same period In 1996.

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the first quarter of 1997, compared to $1.0 million and $0.1 million, respectively, during the same quarter of 1996. The decrease in trailer contribution was primarily due to the sale of 86 trailers in the first quarter of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $1.2 million and $0.3 million, respectively, for the first quarter of 1997 and 1996. Rail equipment contributions remained the same due to the relative stability of the railcar fleet.

Marine containers: Marine container lease revenues were $0.3 million and $0.4 million during the first quarter of 1997 and 1996, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenue.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.4 million for the first quarter of 1997 decreased from $2.6 million for the same period in 1996. The variances are explained as follows:

     (a) A $0.2 million decrease in depreciation and amortization expense from 1996 levels, reflecting the effect of asset sales in 1996 and 1997.

     (b) A $0.3 million decrease in interest expense is due to the decrease in the level of outstanding debt during the first quarter of 1997 when compared to the same period in 1996. In 1997, the Partnership prepaid $2.5 million of the outstanding note payable representing a portion of principal payment due March 31, 1999. In 1996, the Partnership prepaid $14 million of the outstanding note payable representing the principal payments due March 31, 1998 and a portion of the principal payment due March 31, 1999.

     (c) A $0.3 million increase in bad debt expense to reflect the General Partner's evaluation of the collectibility of receivables due from an aircraft lessee that encountered financial difficulties.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the first quarter of 1997 totaled $0.2 million which resulted from the disposal or sale of trailers, marine containers and a railcar with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.6 million. For the same period in 1996, the $0.1 million net gain on disposition of equipment resulted from the sale or disposal of the trailers, marine containers and a railcar with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

(D)  Equity in Net Loss of Unconsolidated Special Purpose Entities

Net loss generated from the operation of jointly-owned assets accounted for under the equity method is as follows (in thousands).

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $   (116 )       $   (361 )
   Mobile offshore drilling unit                                               --              (41 )


Aircraft: As of March 31, 1997 and 1996, the Partnership owned a 50% investment in an entity which owns a commercial aircraft. Revenues and expenses were $0.0 and $0.1 million, respectively, for the first quarter of 1997, compared to $0.2 million and $0.5 million, respectively, for the same period in 1996. The Partnership's share of revenue decreased due to the off-lease status of this aircraft during the first quarter of 1997; this aircraft had been on-lease for the entire first quarter of 1996. The Partnership's share of expenses decreased due to the repairs that were needed in 1996 to meet airworthiness conditions. In addition, during 1996 the General Partner fully reserved the uncollected outstanding receivables from the former troubled lessee related to the Partnership's 50% investment in an entity which owns an aircraft.

Mobile offshore drilling unit: As of March 31, 1996, the Partnership owned a 55% investment in an entity which owns a mobile offshore drilling unit (rig). The rig was sold in the third quarter of 1996.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $0.4 million for the first quarter of 1997, increased from a net loss of $0.1 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter of 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Partnership distributed $1.8 million to the weighted average limited partner unitholders, or $0.25 per depositary unit.

Financial Condition - Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership's total outstanding indebtedness, currently $10.5 million, can only be increased up to a maximum of $35 million subject to specific covenants in the existing debt agreement. The Partnership relies on operating cash flow to meet its operating obligations, maintain working capital reserves and to the extent funds are available make cash distributions to partners.

     In the first quarter of 1997, the Partnership used $2.5 million in proceeds from the sale of assets and other cash on hand to prepay a portion of the fourth annual $9 million principal installment of the loan due March 31, 1999. In 1996, the Partnership prepaid the third annual $9 million installment of the loan due March 31, 1998, and a portion of the fourth annual $9 million installment due March 31, 1999.

     For the three months ended March 31, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities plus distributions from the unconsolidated special purpose entity) to meet its operating obligations, but used undistributed available cash from prior periods of approximately $0.4 million to maintain the current level of distributions ($1.9 million) to the partners.

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






























                      (This space intentionally left blank)

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



                                           PLM EQUIPMENT GROWTH FUND II
                                           By: PLM Financial Services, Inc.
                                               General Partner




Date:  May  13, 1997                       By: /s/ David J. Davis
                                               ------------------
                                               David J. Davis
                                               Vice President and
                                               Corporate Controller