Form 10-Q
period 1997-06-30
PLM EQUIPMENT GROWTH FUND II
filed 1997-08-08
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended June 30, 1997

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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                                 BALANCE SHEETS
                (in thousands of dollars, except per unit amount)



                                                                                June 30,           December 31,
                                                                                  1997                 1996
                                                                              ------------------------------------
   Assets:

   Equipment held for operating lease, at cost                                $   64,744           $    82,856
   Less accumulated depreciation                                                 (49,099 )             (62,114 )
                                                                              ------------------------------------
                                                                                  15,645                20,742
   Equipment held for sale                                                         1,047                     -
                                                                              ------------------------------------
     Net equipment                                                                16,692                20,742

   Cash and cash equivalents                                                       3,455                 7,962
   Restricted cash                                                                   295                   295
   Investment in unconsolidated special-purpose entity                               772                 1,665
   Accounts receivable, net of allowance for doubtful accounts
         of $1,098 in 1997 and $882 in 1996                                        2,618                 1,765
   Deferred charges, net of accumulated amortization
         of $232 in 1997 and $197 in 1996                                            118                   157
   Prepaid expenses and other assets                                                 974                 1,009
                                                                              ------------------------------------

   Total assets                                                               $   24,924           $    33,595
                                                                              ====================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                      $      432           $       412
   Due to affiliates                                                                 130                   110
   Lessee deposits and reserve for repairs                                         2,890                 2,827
   Notes payable                                                                   7,500                13,000
                                                                              ------------------------------------
       Total liabilities                                                          10,952                16,349
                                                                              ------------------------------------

   Partners' capital  (deficit):
   Limited partners (7,381,805 depositary units, including
         1,150 depositary units held in the Treasury
         as of June 30, 1997 and December 31, 1996)                               14,077                17,434
   General Partner                                                                  (105 )                (188 )
                                                                              ------------------------------------
       Total partners' capital                                                    13,972                17,246
                                                                              ------------------------------------

   Total liabilities and partners' capital                                    $   24,924           $    33,595
                                                                              ====================================











                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)




                                                        For the Three Months                For the Six Months
                                                           Ended June 30,                     Ended June 30,
                                                         1997          1996                1997            1996
                                                      --------------------------------------------------------------
   Revenues:

   Lease revenue                                      $   2,468         3,200           $   5,506       $  6,381
   Interest and other income                                 63            69                 144            142
   Net gain on disposition of equipment                     859            53               1,027            167
                                                      --------------------------------------------------------------
       Total revenues                                     3,390         3,322               6,677          6,690
                                                      --------------------------------------------------------------

   Expenses:

   Depreciation and amortization                          1,150         1,458               2,373          2,925
   Repairs and maintenance                                  429           573                 805            963
   Interest expense                                         193           483                 426            971
   Insurance expense                                         43            24                  73             65
   Management fees to affiliate                             128           172                 256            321
   General and administrative expenses
         to affiliates                                      158           224                 372            418
   Other general and administrative expenses                240           205                 492            495
   (Recovery of) provision for bad debt                     (98 )         194                 228            225
                                                      --------------------------------------------------------------
       Total expenses                                     2,243         3,333               5,025          6,383
                                                      --------------------------------------------------------------

   Equity in net loss of unconsolidated
         special-purpose entities                          (925 )         (22 )            (1,041 )         (424 )
                                                      --------------------------------------------------------------

   Net income (loss)                                  $     222           (33 )         $     611       $   (117 )
                                                      ==============================================================

   Partners' share of net income (loss):

   Limited partners                                   $      79          (166 )         $     334       $   (435 )
   General Partner                                          143           133                 277            318
                                                      --------------------------------------------------------------

   Total                                              $     222           (33 )         $     611       $   (117 )
                                                      ==============================================================

   Net   income  (loss) per  weighted-average
   depositary  unit  (7,381,805  and
   7,387,671 units, including 1,150 units
   held in the Treasury, as of June
   30, 1997 and
   1996, respectively)                                $    0.01         (0.02 )         $    0.05       $  (0.06 )
                                                      ==============================================================

   Cash distributions                                 $   1,942         1,943           $   3,885       $  5,070
                                                      ==============================================================
   Cash distributions per weighted-average
         depositary unit                              $    0.25          0.25           $    0.50       $   0.65
                                                      ==============================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to June 30, 1997
                            (in thousands of dollars)


                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

   Partners' capital (deficit) as of December 31, 1995          $   18,658          $    (462 )       $    18,196

   Net income                                                        7,464                722               8,186

   Cash distributions                                               (8,509 )             (448 )            (8,957 )

   Repurchase of depositary units                                     (179 )                -                (179 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) as of December  31, 1996             17,434               (188 )            17,246

   Net income                                                          334                277                 611

   Cash distributions                                               (3,691 )             (194 )            (3,885 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) as of June 30, 1997              $   14,077          $    (105 )       $    13,972
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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                       1997                 1996
                                                                                   -----------------------------------
   Operating activities:

   Net income (loss)                                                               $      611          $       (117 )
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Net gain on disposition of equipment                                              (1,027 )                (167 )
     Depreciation and amortization                                                      2,373                 2,925
     Equity in net loss of unconsolidated special-purpose entities                      1,041                   424
     Changes in operating assets and liabilities:
       Restricted cash                                                                      -                   133
       Accounts receivable, net                                                          (853 )                 342
       Prepaid expenses and other assets                                                   35                    35
       Accounts payable and accrued expenses                                                6                   (26 )
       Due to affiliates                                                                   20                  (152 )
       Lessee deposits and reserve for repairs                                             63                  (277 )
                                                                                   -----------------------------------
           Net cash provided by operating activities                                    2,269                 3,120
                                                                                   -----------------------------------

   Investing activities:

   Proceeds from disposition of equipment                                               2,739                   709
   (Additional investments in) distributions from unconsolidated special-
         purpose entities                                                                (148 )                 179
   Reimbursements of (payments for) capital improvements                                   18                    (6 )
                                                                                   -----------------------------------
       Net cash provided by investing activities                                        2,609                   882
                                                                                   -----------------------------------

   Financing activities:

   Principal payments on notes payable                                                 (5,500 )                   -
   Cash distributions paid to limited partners                                         (3,691 )              (4,817 )
   Cash distributions paid to General Partner                                            (194 )                (253 )
   Repurchase of depositary units                                                           -                  (179 )
                                                                                   -----------------------------------
       Net cash used in financing activities                                           (9,385 )              (5,249 )
                                                                                   -----------------------------------

   Net decrease in cash and cash equivalents                                           (4,507 )              (1,247 )

   Cash and cash equivalents at beginning of period                                     7,962                 6,427
                                                                                   -----------------------------------

   Cash and cash equivalents at end of period                                      $    3,455          $      5,180
                                                                                   ===================================

   Supplemental information:

   Interest paid                                                                   $      426          $        971
                                                                                   ===================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of operations for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Repurchase of Depositary Units

     Pursuant to the Partnership repurchase plan as of December 28, 1992, the Partnership agreed to repurchase up to 200,000 depositary units. As of June 30, 1997, the Partnership had cumulatively repurchased 117,800 depositary units for $0.8 million. The General Partner may repurchase the remaining units in the future.

4.   Cash Distribution

     Cash distributions are recorded when paid and totaled $3.9 million and $5.1 million for the six months ended June 30, 1997 and 1996, respectively, and $1.9 million and $1.9 million for the three months ended June 30, 1997 and 1996, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $3.4 million and $4.8 million for the six months ended June 30, 1997 and 1996, respectively, were deemed to be a return of capital.

5.   Investment in Unconsolidated Special-Purpose Entity

     The net investment in an unconsolidated special purpose entity (USPE) consisted of the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                          June 30,           December 31,
                                                            1997                 1996
                                                     ----------------------------------------

   50% interest in a trust owning a Boeing
      737-200A aircraft                                  $     772            $    1,665
                                                      =======================================



     This aircraft was off lease as of June 30, 1997 and December 31, 1996.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997


6.   Transactions with General Partner and Affiliates

     Partnership management fees of $0.1 million and $0.1 million were payable as of June 30, 1997 and December 31, 1996, respectively.

     The Partnership's proportional share of the affiliated expenses incurred by the USPE during 1997 and 1996 is listed in the following table (in thousands):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                          1997         1996              1997            1996
                                                     -------------------------------------------------------------

     Data processing and administrative
        expenses                                     $       3      $      45         $       3       $      68
     Management fees                                         -             (3 )               -              22



7.    Equipment

     Components of owned equipment are as follows (in thousands):

                                                  June 30,          December 31,
                                                   1997                 1996
                                              --------------------------------------
   Aircraft                                     $   18,826           $   32,860
   Trailers                                         18,268               21,173
   Rail equipment                                   18,155               18,183
   Marine containers                                 9,495               10,640
                                               ------------------------------------
                                                    64,744               82,856
   Less accumulated depreciation                   (49,099 )            (62,114 )
                                               ------------------------------------
                                               ------------------------------------
                                                    15,645               20,742
   Equipment held for sale                           1,047                    -
                                               ------------------------------------
     Net equipment                              $   16,692           $   20,742
                                               ====================================



     Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less costs to sell and is subject to a pending contract of sale. As of June 30, 1997, an aircraft with a net book value of $1.0 million is currently on lease and subject to a pending sale. This aircraft was reclassified to equipment held for sale.

     As of June 30, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 172 marine containers and 3 railcars. With the exception of 71 marine containers and 3 railcars, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities as of December 31, 1996. The aggregate carrying value of off-lease equipment was $0.4 million and $0.2 million as of June 30, 1997 and December 31, 1996, respectively.

     During the six months ended June 30, 1997, the Partnership sold or disposed of an aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.7 million, for proceeds of $2.7 million. For the six months ended June 30, 1996, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.5 million, for proceeds of $0.7 million.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

8.   Notes Payable

     In the first six months of 1997, the Partnership prepaid $5.5 million of the outstanding notes payable, representing a portion of the principal payment due March 31, 1999.























                     (This space intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 1997, compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996
                                                                         ----------------------------
   Rail equipment                                                        $    875        $     765
   Aircraft                                                                   577              601
   Trailers                                                                   483              899
   Marine containers                                                           85              346


Rail equipment: Railcar lease revenues and direct expenses were $1.1 million and $0.2 million, respectively, for the second quarter of 1997, compared to $1.2 million and $0.4 million, respectively, during the same quarter of 1996. Lease revenue decreased due to the sale of 42 railcars at the end of 1996. Railcar expenses decreased due to running repairs required on certain of the railcars during 1996, which were not needed during 1997, and the smaller fleet in 1997.

Aircraft: Aircraft lease revenues and direct expenses were $0.6 million and $10,000, respectively, for the second quarter of 1997, compared to $0.6 million and $9,000, respectively, during the same quarter of 1996. Aircraft contribution decreased slightly in the second quarter of 1997, compared to the same period in 1996, due to the sale of an aircraft, which was partially offset by an increase in the lease rate for another aircraft.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the second quarter of 1997, compared to $1.0 million and $0.1 million, respectively, during the same quarter of 1996. The decrease was primarily due to the sale of 102 trailers in the first quarter of 1997. In addition, the trailer fleet is experiencing lower utilization in the PLM-affiliated short-term rental yards.

Marine containers: Marine container lease revenues were $0.1 million and $0.3 million during the second quarter of 1997 and 1996, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenues.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.8 million for the second quarter of 1997 decreased from $2.7 million for the same period in 1996. The variances are explained as follows:

     (1) A $0.3 million decrease in depreciation and amortization expense from 1996 levels reflects the effect of asset sales in 1996 and 1997.

     (2) A $0.3 million decrease in interest expense was due to a decrease in the level of outstanding debt during the second quarter of 1997 when compared to the same period in 1996. In 1997, the Partnership prepaid $5.5 million of the outstanding notes payable, representing a portion of the principal payment due March 31, 1999. In 1996, the Partnership prepaid $14.0 million of the outstanding notes payable, representing the principal payment due March 31, 1998, and a portion of the principal payment due March 31, 1999.

     (3) A $0.3 million decrease in bad debt expense reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the second quarter of 1997 totaled $0.9 million, and resulted from the disposal or sale of an aircraft, trailers, marine containers, and railcars, with an aggregate net book value of $1.3 million, for aggregate proceeds of $2.2 million. For the same period in 1996, the $0.1 million net gain on disposition of equipment resulted from the sale or disposal of the trailers, marine containers, and railcars, with an aggregate net book value of $0.4 million, for proceeds of $0.5 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of unconsolidated special-purpose entities (USPEs) represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (in thousands).


                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $   (925 )       $     49
   Mobile offshore drilling unit                                                -              (71 )



Aircraft: As of June 30, 1997 and 1996, the Partnership owned a 50% investment in an entity that owns a commercial aircraft. Revenues and expenses were $0.0 and $0.9 million, respectively, for the second quarter of 1997, compared to $0.2 million and $0.1 million, respectively, for the same period in 1996. The Partnership's share of revenues decreased due to the off-lease status of this aircraft during the second quarter of 1997, compared to its on-lease status for the second quarter of 1996. The Partnership's share of expenses increased in the second quarter of 1997 due to the repairs required to meet airworthiness requirements. This increase was partially offset by a decrease in the Partnership's share of bad debt expenses. In 1996, the General Partner fully reserved the uncollected outstanding receivables from an aircraft's lessee that encountered financial difficulties.

Mobile offshore drilling unit: As of June 30, 1996, the Partnership owned a 55% investment in an entity that owns a mobile offshore drilling unit (rig). The rig was sold in the third quarter of 1996.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $0.2 million for the second quarter of 1997, compared to a net loss of $33,000 during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1997 is not necessarily indicative of future periods. In the second quarter of 1997, the Partnership distributed $1.8 million to the unitholders, or $0.25 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996
                                                                         ----------------------------
   Rail equipment                                                        $  1,800        $   1,707
   Trailers                                                                 1,277            1,784
   Aircraft                                                                 1,197            1,191
   Marine containers                                                          384              699


Rail equipment: Railcar lease revenues and direct expenses were $2.3 million and $0.5 million, respectively, for the six months ended June 30, 1997, compared to $2.4 million and $0.7 million, respectively, during the same period of 1996. Lease revenues decreased due to the sale of 42 railcars at the end of 1996. Railcar expenses decreased due to running repairs required on certain of the railcars during 1996, which were not needed during 1997, and the smaller fleet as a result of the sale of the 42 cars.

Trailers: Trailer lease revenues and direct expenses were $1.6 million and $0.3 million, respectively, for the six months ended June 30, 1997, compared to $2.1 million and $0.3 million, respectively, during the same period of 1996. The decrease in net contribution was due to the sale of 102 trailers in the six months ended June 30, 1997. In addition, the trailer fleet is experiencing lower utilization in the PLM-affiliated short-term rental yards.

Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $19,000, respectively, for the six months ended June 30, 1997, compared to $1.2 million and $0.0 million, respectively, during the same period of 1996. Aircraft contribution increased slightly in the six months ended June 30, 1997, compared to the same period in 1996, due to an increase in the lease rate for an aircraft, which was partially offset by the sale of another aircraft in the second quarter of 1997.

Marine containers: Marine container lease revenues were $0.4 million and $0.7 million for the six months ended June 30, 1997 and 1996, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenue.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.1 million for the six months ended June 30, 1997 decreased from $5.4 million for the same period of 1996. The variances are explained as follows:

     (1) A $0.6 million decrease in depreciation and amortization expense from 1996 levels reflects the effect of asset sales in 1996 and 1997.

     (2) A $0.5 million decrease in interest expense was due to a decrease in the level of outstanding debt during the six months ended June 30, 1997, compared to the same period in 1996. In 1997, the Partnership prepaid $5.5 million of the outstanding notes payable, representing a portion of the principal payment due March 31, 1999. In 1996, the Partnership prepaid $14.0 million of the outstanding notes payable, representing the principal payment due March 31, 1998, and a portion of the principal payment due March 31, 1999.

     (3) A $0.1 million decrease in administrative expenses from 1996 levels was due to reduced office expenses and professional services required by the Partnership.

     (4) A $0.1 million decrease in management fees to affiliates reflects the lower levels of lease revenues in 1997, compared to 1996.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 1997 totaled $1.0 million, and resulted from the sale or disposal of an aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.7 million, for aggregate proceeds of $2.7 million. For the six months ended June 30, 1996, the $0.2 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.5 million, for aggregate proceeds of $0.7 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity  in  net  income  (loss)  of  unconsolidated   special-purpose   entities
represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (in thousands).


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1997               1996
                                                                       ------------------------------
   Aircraft                                                            $ (1,041 )         $   (312 )
   Mobile offshore drilling unit                                              -               (112 )


Aircraft: As of June 30, 1997 and 1996, the Partnership owned a 50% investment in an entity that owns a commercial aircraft. Revenues and expenses were $0.0 and $1.0 million, respectively, for the six months ended June 30, 1997, compared to $0.2 million and $0.5 million, respectively, for the same period in 1996. The Partnership's share of revenues decreased due to the off-lease status of this aircraft during the six months ended June 30, 1997; this aircraft had been on lease for the entire six months ended June 30, 1996. The Partnership's share of expenses increased due to the repairs required in 1997 to meet airworthiness requirements. This increase was offset by a decrease in the Partnership's share of bad debt expenses. In 1996, the General Partner fully reserved the uncollected outstanding receivables from an aircraft's lessee that encountered financial difficulties.

Mobile offshore drilling unit: As of June 30, 1996, the Partnership owned a 55% investment in an entity that owns a mobile offshore drilling unit (rig). The rig was sold in the third quarter of 1996.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $0.6 million for the six months ended June 30, 1997, compared to a net loss of $0.1 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter 1997 is not necessarily indicative of future periods. In the six months ended June 30, 1997, the Partnership distributed $3.7 million to the unitholders, or $0.50 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's limited partnership agreement. The Partnership's total outstanding indebtedness, currently $7.5 million, can only be increased up to a maximum of $35.0 million, subject to specific covenants in the existing debt agreement. The Partnership relies on operating cash flow to meet its operating obligations, maintain working capital reserves, and, to the extent funds are available, make cash distributions to partners.

In the first six months of 1997, the Partnership used $5.5 million in proceeds from the sale of assets and other cash on hand to prepay the remaining portion of the fourth annual $9.0 million principal installment of the loan due March 31, 1999 and a portion of the final annual $9.0 million principal installment of the loan due March 31, 2000. In 1996, the Partnership prepaid the third annual $9.0 million installment of the loan due March 31, 1998 and a portion of the fourth annual $9.0 million installment due March 31, 1999.

For the six months ended June 30, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities plus distributions from the unconsolidated special-purpose entity) to meet its operating obligations, but used undistributed available cash from prior periods of approximately $1.8 million to maintain the current level of distributions ($3.9 million) to the partners.

The cash distributions to be paid in August 1997 was reduced from an annual rate of 5% to an annual rate of 3% to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the extent that reductions in distribution levels are now necessary. In addition, with the Partnership expected to enter the active liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to unitholders.

(III)    OUTLOOK FOR THE FUTURE

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates the liquidation of Partnership assets will be completed by the planned termination of the Partnership at the end of the year 2000.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

(IV) FORWARD-LOOKING INFORMATION

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.













                     (This space intentionally left blank.)

                          PART II -- OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

                  Second amendment to the second amended and restated limited partnership agreement.

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



                                      PLM EQUIPMENT GROWTH FUND II
                                      By: PLM Financial Services, Inc.
                                          General Partner




Date:  August 8, 1997                 By: /s/ Richard Brock
                                          -----------------
                                          Richard Brock
                                          Vice President and
                                          Corporate Controller