Form 10-Q
period 1997-09-30
PLM EQUIPMENT GROWTH FUND II
filed 1997-11-03
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended September 30, 1997

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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                                 BALANCE SHEETS
               (in thousands of dollars, except per unit amounts)



                                                                            September 30,          December 31,
                                                                               1997                   1996
                                                                           ---------------------------------------
   Assets:

   Equipment held for operating lease, at cost                             $    63,861            $    82,856
   Less accumulated depreciation                                               (49,343 )              (62,114 )
                                                                           ---------------------------------------
     Net equipment                                                              14,518                 20,742

   Cash and cash equivalents                                                     3,272                  7,962
   Restricted cash                                                                 295                    295
   Investment in unconsolidated special-purpose entity                             659                  1,665
   Accounts receivable, net of allowance for doubtful accounts
         of $1,421 in 1997 and $882 in 1996                                      2,676                  1,765
   Deferred charges, net of accumulated amortization
         of $249 in 1997 and $197 in 1996                                          101                    157
   Prepaid expenses and other assets                                                 6                  1,009
                                                                           ---------------------------------------

    Total assets                                                           $    21,527            $    33,595
                                                                           =======================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                   $       496            $       412
   Due to affiliates                                                               176                    110
   Lessee deposits and reserve for repairs                                       1,757                  2,827
   Notes payable                                                                 5,783                 13,000
                                                                           ---------------------------------------
       Total liabilities                                                         8,212                 16,349
                                                                           ---------------------------------------

   Partners' capital  (deficit):
   Limited partners (7,381,805 depositary units, including
         1,150 depositary units held in the Treasury as of
         September 30, 1997 and December 31, 1996, respectively)                13,358                 17,434
   General Partner                                                                 (43 )                 (188 )
                                                                           ---------------------------------------
       Total partners' capital                                                  13,315                 17,246
                                                                           ---------------------------------------

   Total liabilities and partners' capital                                 $    21,527            $    33,595
                                                                           =======================================











                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)




                                                        For the Three Months                For the Nine Months
                                                         Ended September 30,                Ended September 30,
                                                         1997          1996                1997            1996
                                                      --------------------------------------------------------------
   Revenues:

   Lease revenue                                      $   2,606      $  3,027           $   8,112       $  9,408
   Interest and other income                                 51            98                 195            240
   Net gain on disposition of equipment                     336           100               1,363            267
                                                      --------------------------------------------------------------
       Total revenues                                     2,993         3,225               9,670          9,915
                                                      --------------------------------------------------------------

   Expenses:

   Depreciation and amortization                          1,014         1,433               3,387          4,358
   Repairs and maintenance                                  483           532               1,288          1,495
   Interest expense                                         140           489                 566          1,460
   Insurance expense                                         25            32                  98             69
   Management fees to affiliate                             119           130                 375            451
   General and administrative expenses
         to affiliates                                      157           169                 529            587
   Other general and administrative expenses                248           179                 740            702
   Provision for bad debt                                   310           159                 538            384
                                                      --------------------------------------------------------------
       Total expenses                                     2,496         3,123               7,521          9,506
                                                      --------------------------------------------------------------

   Equity in net income (loss) of unconsolidated
         special-purpose entities                            12         7,023              (1,029 )        6,599
                                                      --------------------------------------------------------------

   Net income                                         $     509      $  7,125           $   1,120       $  7,008
                                                      ==============================================================

   Partners' share of net income:

   Limited partners                                   $     388      $  7,002           $     722       $  6,567
   General Partner                                          121           123                 398            441
                                                      --------------------------------------------------------------

   Total                                              $     509      $  7,125           $   1,120       $  7,008
                                                      ==============================================================

   Net   income per  weighted-average  depositary
   unit (7,381,805 and 7,385,715 units,  including
   1,150 units held in the Treasury, as of
   September 30, 1997 and 1996, respectively)         $    0.05      $   0.95           $    0.10       $   0.89
                                                      ==============================================================

   Cash distributions                                 $   1,166      $  1,944           $   5,051       $  7,014
                                                      ==============================================================
   Cash distributions per weighted-average
         depositary unit                              $    0.15      $   0.25           $    0.65       $   0.90
                                                      ==============================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1995 to September 30, 1997
                            (in thousands of dollars)


                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

   Partners' capital (deficit) as of December 31, 1995          $   18,658          $    (462 )        $   18,196

   Net income                                                        7,464                722               8,186

   Cash distributions                                               (8,509 )             (448 )            (8,957 )

   Repurchase of depositary units                                     (179 )                -                (179 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) as of December 31, 1996              17,434               (188 )            17,246

   Net income                                                          722                398               1,120

   Cash distributions                                               (4,798 )             (253 )            (5,051 )
                                                                ---------------------------------------------------

   Partners' capital (deficit) as of September 30, 1997         $   13,358          $     (43 )        $   13,315
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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                       1997                 1996
                                                                                   -----------------------------------
   Operating activities:

   Net income                                                                      $    1,120           $     7,008
   Adjustments to reconcile net income to net cash provided
         by operating activities:
     Net gain on disposition of equipment                                              (1,363 )                (267 )
     Depreciation and amortization                                                      3,387                 4,358
     Equity in net (income) loss of unconsolidated special-purpose entities             1,029                (6,599 )
     Changes in operating assets and liabilities:
       Restricted cash                                                                      -                   133
       Accounts receivable, net                                                          (856 )                 393
       Prepaid expenses and other assets                                                1,003                    47
       Accounts payable and accrued expenses                                               84                  (161 )
       Due to affiliates                                                                   66                  (199 )
       Lessee deposits and reserve for repairs                                         (1,070 )                (983 )
                                                                                   -----------------------------------
           Net cash provided by operating activities                                    3,400                 3,730
                                                                                   -----------------------------------

   Investing activities:

   Proceeds from disposition of equipment                                               4,185                   909
   Liquidation distributions from unconsolidated special-purpose entities                   -                14,272
   (Additional investments in) distributions from unconsolidated special-
         purpose entities                                                                 (23 )               1,003
   Payments for capital improvements and other                                             16                    (7 )
                                                                                   -----------------------------------
       Net cash provided by investing activities                                        4,178                16,177
                                                                                   -----------------------------------

   Financing activities:

   Principal payments on notes payable                                                 (7,217 )              (9,000 )
   Cash distributions paid to limited partners                                         (4,798 )              (6,663 )
   Cash distributions paid to General Partner                                            (253 )                (351 )
   Repurchase of depositary units                                                           -                  (179 )
                                                                                   -----------------------------------
       Net cash used in financing activities                                          (12,268 )             (16,193 )
                                                                                   -----------------------------------

   Net (decrease) increase in cash and cash equivalents                                (4,690 )               3,714

   Cash and cash equivalents at beginning of period                                     7,962                 6,427
                                                                                   -----------------------------------

   Cash and cash equivalents at end of period                                      $    3,272           $    10,141
                                                                                   ===================================

   Supplemental information:

   Interest paid                                                                   $      508           $     1,457
                                                                                   ===================================

   Supplemental disclosure of noncash investing and financing activities:
     Sale proceeds included in accounts receivable                                 $       55           $        24
                                                                                   ===================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of income for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Repurchase of Depositary Units

     In December 28, 1992, the Partnership announced a plan to repurchase up to 200,000 depositary units. As of September 30, 1997, the Partnership had cumulatively repurchased 117,800 depositary units for $0.8 million.
     The General Partner may repurchase the remaining units in the future.

4.   Cash Distribution

     Cash distributions are recorded when paid and totaled $5.1 million and $7.0 million for the nine months ended September 30, 1997 and 1996, respectively, and $1.2 million and $1.9 million for the three months ended September 30, 1997 and 1996, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $4.1 million and $0.1 million for the nine months ended September 30, 1997 and 1996, respectively, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1997 of $1.2 million, are payable during November 1997.

5.   Investment in Unconsolidated Special-Purpose Entity

     The net investment in an unconsolidated special-purpose entity (USPE) consisted of a 50% interest in a trust owning a Boeing 737-200A aircraft (and related assets and liabilities) totaling $0.7 million and $1.7 million as of September 30, 1997 and December 31, 1996, respectively. This aircraft was off lease as of September 30, 1997 and December 31, 1996.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


6.    Equipment

     Components of owned equipment are as follows (in thousands):

                                               September 30,        December 31,
                                                   1997                 1996
                                              --------------------------------------
   Aircraft                                     $   18,826           $   32,860
   Rail equipment                                   18,102               18,183
   Trailers                                         17,701               21,173
   Marine containers                                 9,232               10,640
                                               ------------------------------------
                                                    63,861               82,856
   Less accumulated depreciation                   (49,343 )            (62,114 )
                                               ------------------------------------
     Net equipment                              $   14,518           $   20,742
                                               ====================================


     As of September 30, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 169 marine containers and 3 railcars. With the exception of 71 marine containers and 3 railcars, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities as of December 31, 1996. The aggregate carrying value of off-lease equipment was $0.4 million and $0.2 million as of September 30, 1997 and December 31, 1996, respectively.

     During the nine months ended September 30, 1997, the Partnership sold or disposed of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $2.9 million, for proceeds of $4.3 million. For the nine months ended September 30, 1996, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.6 million, for proceeds of $0.9 million.

7.   Transactions with General Partner and Affiliates

     Partnership management fees of $0.2 million and $0.1 million were payable as of September 30, 1997 and December 31, 1996, respectively.

     The Partnership's proportional share of the affiliated expenses incurred by the USPE during 1997 and 1996 is listed in the following table (in thousands):

                                                       For the Three Months               For the Nine Months
                                                        Ended September 30,               Ended September 30,
                                                          1997         1996              1997            1996
                                                     -------------------------------------------------------------

     Data processing and administrative
        expenses                                     $       1      $      13         $       5       $      19
     Management fees                                         -             31                 -              44


8.   Notes Payable

     In the first nine months of 1997, the Partnership prepaid $7.2 million of the outstanding notes payable, representing a portion of the principal payment due March 31, 1999 and a portion of the final annual $9.0 million principal installment of the loan due March 31, 2000.

9.   Subsequent Event

     In October 1997, the Partnership prepaid $1.3 million of the outstanding notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 1997, compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Rail equipment                                                        $    795          $   753
   Trailers                                                                   697              826
   Aircraft                                                                   459              609
   Marine containers                                                          154              298


Rail equipment: Railcar lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the third quarter of 1997, compared to $1.2 million and $0.4 million, respectively, during the same quarter of 1996. Lease revenue decreased due to the sale of railcars in 1997 and 1996. Railcar expenses decreased due to running repairs required on certain of the railcars during 1996, which were not needed during 1997, and the smaller fleet in 1997.

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the third quarter of 1997, compared to $1.0 million and $0.2 million, respectively, during the same quarter of 1996. The decrease was primarily due to the sale of trailers in 1997 and 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM-affiliated short-term rental yards.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $10,000, respectively, for the third quarter of 1997, compared to $0.6 million and $1,000, respectively, during the same quarter of 1996. Aircraft contribution decreased in the third quarter of 1997, compared to the same period in 1996, due to the sale of two aircraft in the second and third quarters of 1997, which was partially offset by an increase in the lease rate for another aircraft.

Marine containers: Marine container lease revenues were $0.2 million and $0.3 million during the third quarter of 1997 and 1996, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenues.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.0 million for the third quarter of 1997 decreased from $2.6 million for the same period in 1996. The variances are explained as follows:

     (1) A $0.4 million decrease in depreciation and amortization expense from 1996 levels reflects the effect of asset sales in 1996 and 1997.

     (2) A $0.3 million decrease in interest expense is due to a decrease in the level of outstanding debt during the third quarter of 1997 when compared to the same period in 1996. In 1997, the Partnership prepaid $7.2 million of the outstanding notes payable. In the third and fourth quarters of 1996, the Partnership prepaid $14.0 million of the outstanding notes payable.

     (3) A $0.1 million increase in bad debt expense reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the third quarter of 1997 totaled $0.3 million, and resulted from the disposal or sale of an aircraft, trailers, marine containers, and railcars, with an aggregate net book value of $1.2 million, for aggregate proceeds of $1.5 million. For the same period in 1996, the $0.1 million net gain on disposition of equipment resulted from the sale or disposal of the trailers, marine containers, and railcars, with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of unconsolidated special-purpose entities (USPEs) represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (in thousands).

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $     12        $     (70 )
   Mobile offshore drilling unit                                                -            7,093


Aircraft: As of September 30, 1997 and 1996, the Partnership owned a 50% investment in an entity that owns a commercial aircraft. Revenues and expenses were $0.1 and $0.1 million, respectively, for the third quarter of 1997, compared to expenses of $0.1 million for the same period in 1996. The Partnership's share of the net contribution increased due to the sale of its 50% investment in an entity that owned an aircraft engine in the third quarter of 1997.

Mobile offshore drilling unit: During the third quarter of 1996, the General Partner sold the Partnership's 55% investment in an entity which owned a mobile offshore drilling unit, resulting in a $7.1 million net gain.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.5 million for the third quarter of 1997, compared to a net income of $7.1 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1997 is not necessarily indicative of future periods. In the third quarter of 1997, the Partnership distributed $1.1 million to the unitholders, or $0.15 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Rail equipment                                                        $  2,596       $    2,460
   Trailers                                                                 1,973            2,612
   Aircraft                                                                 1,656            1,821
   Marine containers                                                          538              997


Rail equipment: Railcar lease revenues and direct expenses were $3.4 million and $0.8 million, respectively, for the nine months ended September 30, 1997, compared to $3.5 million and $1.0 million, respectively, during the same period of 1996. Lease revenues decreased due to the sale of railcars in 1997 and 1996. Railcar expenses decreased due to running repairs required on certain of the railcars during 1996, which were not needed during 1997, and the smaller fleet in 1997.

Trailers: Trailer lease revenues and direct expenses were $2.5 million and $0.5 million, respectively, for the nine months ended September 30, 1997, compared to $3.0 million and $0.4 million, respectively, during the same period of 1996. The decrease in net contribution was due to the sale of trailers in 1997 and 1996. In addition, the trailer fleet is experiencing lower utilization in the PLM-affiliated short-term rental yards.

Aircraft: Aircraft lease revenues and direct expenses were $1.7 million and $30,000, respectively, for the nine months ended September 30, 1997, compared to $1.8 million and $10,000, respectively, during the same period of 1996. Aircraft contribution decreased in the nine months ended September 30, 1997, compared to the same period in 1996, due to the sale of two aircraft in the second and third quarters of 1997.

Marine containers: Marine container lease revenues were $0.5 million and $1.0 million for the nine months ended September 30, 1997 and 1996, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenue.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.1 million for the nine months ended September 30, 1997 decreased from $7.9 million for the same period of 1996. The variances are explained as follows:

     (1) A $1.0 million decrease in depreciation and amortization expense from 1996 levels reflects the effect of asset sales in 1996 and 1997.

     (2) A $0.9 million decrease in interest expense is due to a decrease in the level of outstanding debt during the nine months ended September 30, 1997, compared to the same period in 1996. In 1997, the Partnership prepaid $7.2 million of the outstanding notes payable. In the third and fourth quarters of 1996, the Partnership prepaid $14.0 million of the outstanding notes payable.

     (3) A $0.1 million decrease in management fees to affiliates reflects the lower levels of lease revenues in 1997 compared to 1996.

     (4) A $0.2 million increase in bad debt expense reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 1997 totaled $1.4 million, and resulted from the sale or disposal of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $2.9 million, for aggregate proceeds of $4.3 million. For the nine months ended September 30, 1996, the $0.3 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.6 million, for aggregate proceeds of $0.9 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity  in  net  income  (loss)  of  unconsolidated   special-purpose   entities
represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (in thousands).

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                          1997               1996
                                                                       ------------------------------
   Aircraft                                                            $ (1,029 )         $   (381 )
   Mobile offshore drilling unit                                              -              6,980


Aircraft: As of September 30, 1997 and 1996, the Partnership owned a 50% investment in an entity that owns a commercial aircraft. Revenues and expenses were $0.2 million and $1.2 million, respectively, for the nine months ended September 30, 1997, compared to $0.4 million and $0.8 million, respectively, for the same period in 1996. The Partnership's share of revenues decreased due to the off-lease status of this aircraft during the nine months ended September 30, 1997; this aircraft had been on lease for the first six months ended September 30, 1996. The Partnership sold its 50% investment in an entity that owns an aircraft engine in the third quarter of 1997. The Partnership's share of expenses increased due to the repairs to this engine to meet 1997 airworthiness requirements. This increase was partially offset by a decrease in the Partnership's share of bad debt expenses. In 1996, the General Partner fully reserved the uncollected outstanding receivables from the aircraft's lessee that encountered financial difficulties.

Mobile offshore drilling unit: During 1996, the General Partner sold the Partnership's 55% investment in an entity which owned a mobile offshore drilling unit, resulting in a $7.1 million net gain, which was offset by a net loss from operations of $0.1 million.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $1.1 million for the nine months ended September 30, 1997, compared to a net income of $7.0 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1997 is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Partnership distributed $4.8 million to the unitholders, or $0.65 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's limited partnership agreement. The Partnership's total outstanding indebtedness of $4.5 million on October 31, 1997 can only be increased up to a maximum of $35.0 million, subject to specific covenants in the existing debt agreement. The Partnership relies on operating cash flow to meet its operating obligations, maintain working capital reserves, and, to the extent funds are available, make cash distributions to partners.

In the first nine months of 1997, the Partnership used $7.2 million in proceeds from the sale of assets and other cash on hand to prepay the outstanding debt. The Partnership may continue to prepay the outstanding notes payable.

For the nine months ended September 30, 1997, the Partnership generated $3.4 million in operating cash (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for the nine months ended September 30, 1997 of $5.1 million) to the partners, but also used undistributed available cash from prior periods of approximately $1.7 million.

During the nine months ended September 30, 1997, the Partnership sold or disposed of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $2.9 million, for proceeds of $4.3 million.

The cash distributions paid in August 1997 were reduced from an annual rate of 5% to an annual rate of 3% to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the extent that reductions in distribution levels were necessary. In addition, with the Partnership expected to enter the active liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels have been reduced, significant asset sales may result in potential special distributions to unitholders.

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



                                          PLM EQUIPMENT GROWTH FUND II
                                          By: PLM Financial Services, Inc.
                                              General Partner




Date:  October 31, 1997                   By: /s/ Richard Brock
                                              -----------------
                                              Richard Brock
                                              Vice President and
                                              Corporate Controller