Form 10-K
period 1997-12-31
PLM EQUIPMENT GROWTH FUND II
filed 1998-03-25
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997.

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

     Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

       Class                                 Outstanding at March 24, 1998
       -----                                 -----------------------------
Limited Partnership Depositary Units:                  7,381,805
General Partnership Units:                                     1

     Aggregate market value of voting stock:  N/A

     An index of exhibits filed with this Form 10-K is located at page 40. Total number of pages in this report: 43.

                                                      PART I

ITEM 1.           BUSINESS

(A)      Background

On April 2, 1987, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLM), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 depositary units (the units) in PLM Equipment Growth Fund II, a California limited partnership (the Partnership, the registrant, or EGF II). The Partnership's offering became effective on June 5, 1987. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence, high residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continual ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities), are used for distributions to the partners or for repayment of outstanding debt;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity and constantly monitoring equipment markets.

     The offering of the Partnership's units closed on March 18, 1988. The General Partner contributed $100 for its 5% general partner interest in the Partnership. On November 20, 1990, the units of the Partnership began trading on the American Stock Exchange (AMEX). Thereupon each unitholder received a depositary receipt representing ownership of the number of units owned by such unitholder. The General Partner delisted the Partnership's depositary units from the AMEX on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

As of December 31, 1997, there were 7,381,805 depositary units outstanding.

     It is anticipated that the Partnership will be completely liquidated by the end of the year 2000. Since the beginning of 1996, the Partnership has been in its holding phase with the limited partnership agreement prohibiting the General Partner from reinvesting cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used to meet operating requirements, for repayment of the Partnership's debt, and for distributions to partners.

Table 1, below, lists the equipment and the cost of equipment in the Partnership portfolio and the investments in unconsolidated special-purpose entities as of December 31, 1997 (in thousands of dollars):

                                     TABLE 1

 Units                   Type                                        Manufacturer                            Cost
-----------------------------------------------------------------------------------------------------------------------

Equipment held for operating leases:



      1      737-200 Stage II commercial aircraft                 Boeing                                   $     7,854
    407      Refrigerated marine containers                       Various                                        8,308
    116      Refrigerated trailers                                Various                                        3,682
    162      Dry trailers                                         Fruehauf                                       2,072
    751      Dry piggyback trailers                               Various                                       11,372
      2      Refrigerated piggyback trailers                      Great Dane                                        18
    458      Box cars                                             Various                                        7,777
    180      Tank cars                                            Various                                        4,741
     27      Covered hopper cars                                  ACF Industries                                   424
    193      Mill gondolas                                        Various                                        4,459
                                                                                                         ----------------

                 Total equipment                                                                           $    50,707<F1>
                                                                                                         ================


Equipment held for sale:


      1      727-200 Stage II commercial aircraft                 Boeing                                   $    10,973
     44      Covered hopper cars                                  ACF Industries                                   689


                 Total equipment held for sale                                                             $    11,662<F1>
                                                                                                         ================

Investments in
unconsolidated special-purpose entities:



    50%      737-200 Stage II commercial aircraft                 Boeing                                   $     8,046<F2>
    23%      727-200 Stage III commercial aircraft                Boeing                                         1,439<F3>

                 Total investments                                                                         $     9,485<F1>

<F1> Includes proceeds from capital contributions,  undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI. All equipment was used equipment at the time of purchase.

<F2> Jointly owned:  EGF II (50%) and an affiliated program.

<F3> Jointly owned:  EGF II (23%) and two affiliated programs.



The equipment is generally leased under operating leases with terms of one to six years. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

As of December 31, 1997, 27% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Sabre Airways Limited, Transamerica Leasing, Union Pacific Railroad Company, Canadian Pacific Railway Company, and Elgin, Jolieit & Eastern Railway. As of December 31, 1997, all of the equipment was either operating in short-term rental facilities, on lease, or under other contractual agreements, except for 3 railcars, 168 marine containers, and the Partnership's 50% and 23% investments in entities that own commercial aircraft, which had a total net book value of $3.1 million.

(B)     Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessors under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

(C)     Competition

(1)     Operating Leases versus Full Payout Leases

Generally, the equipment owned by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on a lessee's balance sheet.

The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment. Full payout leases are leases that have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)     Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other limited partnerships that lease the same types of equipment.

(D)     Demand

The Partnership has investments in transportation-related capital equipment and relocatable environments. Types of transportation equipment owned by the Partnership include aircraft, railcars, and trailers. Relocatable environments are functionally self-contained transportable equipment, such as marine containers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Commercial Aircraft

The commercial aircraft market experienced another good year in 1997, with a third consecutive year of profits by the world's airlines. Airline managements have continued to emphasize cost reductions and a moderate increase in capacity. However, even the limited volume of new aircraft deliveries has caused the market to change from being in equilibrium at the end of 1996 to having excess supply. This market imbalance is expected to continue, with the number of surplus aircraft increasing from approximately 350 aircraft at the end of 1996 to an estimated 600 aircraft by the end of the decade.

The changes taking place in the commercial aircraft market also reflect the impact of noise legislation enacted in the United States and Europe. Between 1997 and the end of 2002, approximately 1,400 Stage II aircraft (Stage II aircraft are aircraft that have been shown to comply with Stage II noise levels prescribed in Federal Aviation Regulation section C36.5) are forecast to be retired, primarily due to noncompliance with Stage III noise requirements (Stage III aircraft are aircraft that have been shown to comply with Stage III noise levels prescribed in Federal Aviation Regulation section C36.5). This represents about 41% of the Stage II aircraft now in commercial service worldwide. By 2002, about 2,000 (59%) of the current fleet of Stage II aircraft will remain in operational service outside of Stage III-legislated regions or as aircraft that have had hushkits installed so that engine noise levels meet the quieter Stage III requirements. The cost to install a hushkit is approximately $1.5 million, depending on the type of aircraft. All aircraft currently manufactured meet Stage III requirements.

The Partnership owns or holds investments in three Stage II aircraft and one Stage III aircraft. The Partnership does not intend to install hushkits on its Stage II aircraft, but rather intends to lease them outside of Stage III-legislated regions or sell them by the end of the year 2000.

Marine Containers

The marine container market began 1997 with a continuation of the weakness in industrywide container utilization and rate pressures that had been experienced in 1996. A reversal of this trend began in early spring and continued throughout the remainder of 1997, as utilization returned to the 80% range. Per diem rates did not strengthen, however, as customers resisted attempts to raise daily rental rates.

Industrywide consolidation continued in 1997. Late in the year, Genstar, one of the world's largest container leasing companies, announced that it had reached an agreement with SeaContainers, another large container leasing company, whereby SeaContainers will take over the management of Genstar's fleet. Long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(3)      Railcars

(a)      Pressurized Tank Cars

Pressurized tank cars are used primarily in the petrochemical and fertilizer industries to transport liquefied petroleum gas and anhydrous ammonia. The demand for natural gas is anticipated to grow through 1999, as the developing world, former Communist countries, and the industrialized world all increase their energy consumption. World demand for fertilizer is expected to increase, based on an awareness of the necessity of fertilizing crops and improving diets, the shortage of farmland, and population growth in developing nations.

The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1997. Based on ongoing renewals with current lessees, demand for these cars continues to be strong and is projected to remain so during 1998.

(b)      General Purpose (Nonpressurized) Tank Cars

General purpose or nonpressurized tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulfur, corn syrup, asphalt, and specialty chemicals. Chemical carloadings for the first 45 weeks of 1997 were up 4%, compared to the same period in 1996. The demand for petroleum is anticipated to grow, as the developing world, former Communist countries, and the industrialized world increase energy consumption.

The demand for general purpose tank cars in the Partnership's fleet has remained strong over the last three years, with utilization remaining above 98%.

(c)      Covered Hopper (Grain) Cars

Industrywide, the size of the covered hopper car fleet has increased only 9% over the last 10 years, from a total of 299,172 cars in 1985 to 325,882 cars in 1995. Covered hopper cars accounted for 30% of all new railcar deliveries in 1995 and 50% of new deliveries in 1996. During 1997, there was some downward pressure on rental rates, as demand for covered hopper cars softened somewhat. Grain carloadings decreased 2% compared to the same period in 1996.

All 71 of the Partnership's covered hopper cars were on lease as of December 31, 1997.

(d)      Box Cars

Box cars, such as the Partnership owns, are primarily used to transport paper and paper products. Carloadings for paper and paper products were essentially flat during the first 45 weeks of 1997, compared to loadings for the same period in 1996.

All 458 of the Partnership's box cars transport paper and paper goods, and are currently on lease.

(e)      Mill Gondolas

Mill gondolas are typically used to haul scrap steel from processors to steel mills throughout the United States. Recycled scrap steel constitutes nearly all of the raw material used by small steel mills, called minimills. For example, in 1960 minimills produced only 8% of the total steel output in the United States, but by 1996 that figure had reached 42%. The overall stability of the United States economy and relatively steady levels of steel production have strengthened demand for mill gondolas over the last year. In 1997, the national gondola fleet increased from 90,583 to 91,351 cars, a change consistent with the anticipated continuing expansion of demand for steel mill products through 2000, averaging 2.5% to 3% a year.

All 193 of the Partnership's gondolas are operating on net lease or full-service leases until 1999.

(4)      Trailers

(a)      Intermodal (Piggyback) Trailers

In all intermodal equipment areas, 1997 was a remarkably strong year. The United States inventory of intermodal equipment was approximately 163,900 units in 1997, divided between about 55% intermodal trailers and 45% domestic containers. Trailer loadings increased approximately 4% in 1997 due to a robust economy and a continuing shortage of drivers in over-the-road markets. The expectation is for flat to slightly declining utilization of intermodal trailer fleets in the near future, with 1998 trailer loadings predicted not to exceed 1997 levels by more than 2%.

(b)      Over-the-Road Dry Trailers

The United States over-the-road dry trailer market began to recover in mid-1997, as an oversupply of equipment from 1996 subsided. The strong domestic economy, a continuing focus on integrated logistics planning by American companies, and numerous service problems on Class I railroads contributed to the recovery in the dry van market. In addition, federal regulations requiring antilock brake systems on all new trailers, effective in March 1998, has helped stimulate new trailer production, and the market is anticipated to remain strong in the near future. There continues to be much consolidation of the trailer leasing industry in North America, as the two largest lessors of dry vans now control over 60% of the market. The reduced level of competition, coupled with anticipated continued strong utilization, may lead to an increase in rates.

(c)      Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Partnership, which generally leases equipment of this type on a short-term basis from rental yards owned and operated by a PLM International subsidiary.

(E)     Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations that may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. The Partnership intends to sell its Stage II aircraft before 2000.

     (2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers.

     (3) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank cars.

As of December 31, 1997, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.           PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. As of December 31, 1997, the Partnership owned a portfolio of transportation equipment and investments in equipment owned by USPEs, as described in Part I, Table 1.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.           LEGAL PROCEEDINGS

On February 26, 1998, Pan American Airways Corporation (Pan Am) filed for protection under Chapter 11 of the United States Bankruptcy Code in the District Court of the Southern District of Florida (Case No. 98-11618-BKC-AJC). Pan Am was the lessee of a 727-200 owned by the Partnership. According to its amended terms, the aircraft lease was scheduled to terminate in December 1999. The Bankruptcy Court granted the lessee motion to reject the lease, effective March 20, 1998. The General Partner has reposessed the aircraft and intends to sell it. The General Partner will continue to pursue remedies against the debtor in the bankruptcy proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1997.


                                     PART II

ITEM 5.           MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
                  DEPOSITARY UNIT MATTERS

The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code) then in effect, the Partnership was classified as a publicly traded partnership. The Code treated all publicly traded partnerships as corporations if they remained publicly traded after December 31, 1997. Treating the Partnership as a corporation would have meant that the Partnership itself would have become a taxable, rather than a flow-through entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have become distributed to an investor. In addition, the General Partner believed that the trading price of the depositary units would have been distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to unitholders, the General Partner delisted the Partnership's depositary units from the AMEX. While the Partnership's depositary units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to unitholders.

As of March 11, 1998, there were 7,381,805 depositary units outstanding. There are approximately 8,800 depositary unitholders of record as of the date of this report.

Several secondary exchanges facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are generally viewed as being inefficient vehicles for the sale of partnership units. There is presently no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Code, the units will not be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the number permitted by certain safe harbor provisions promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of the units to be treated as plan assets.

Pursuant to the terms of the limited partnership agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner also is entitled to a special allocation of any gains from the sale of the Partnership's assets during the liquidation phase in an amount sufficient to eliminate any negative balance in the General Partner's capital account. The General Partner is the sole holder of such interests.

Table 2, below, sets forth the high and low reported prices of the Partnership's
depositary   units  for  1996,  as  reported  by  the  AMEX,  as  well  as  cash distributions paid per depositary unit.

                                     TABLE 2

                                                                        Cash Distributions Paid Per
                                                                              Depositary
                                                                                 Unit
                                                     Reported Trade
                                                        Prices
                                            ---------------------------------------------

Calendar Period                                  High             Low

1996


1st Quarter                                  $    5.000        $    3.750          $ 0.40
2nd Quarter                                  $       --        $       --          $ 0.25
3rd Quarter                                  $       --        $       --          $ 0.25
4th Quarter                                  $       --        $       --          $ 0.25



The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX), which had traded under the symbol GFY. The last day for trading on the AMEX was March 22, 1996.

The Partnership engaged in a plan to repurchase up to 250,000 of the outstanding depositary units. During 1995, the Partnership repurchased 46,400 depositary units at a total cost of $0.3 million. During 1996, the Partnership repurchased 44,500 depositary units at a total cost of $0.2 million. There were no repurchases of depositary units in 1997. As of December 31, 1997, the Partnership had purchased and canceled a cumulative total of 117,800 depositary units at a cost of $0.8 million. The General Partner does not plan any future repurchase of depositary units on behalf of the Partnership.

ITEM 6.               SELECTED FINANCIAL DATA

Table 3, below, lists selected financial data for the Partnership:

                                                      TABLE 3

                        For the years ended December 31,
   (in thousands of dollars, except weighted-average depositary unit amounts)

                                                 1997            1996             1995              1994            1993
                                            -----------------------------------------------------------------------------------

Operating results:
  Total revenues                              $  12,748      $   14,819       $    18,983       $   26,326      $    36,901
  Net gain on disposition of equipment            1,922           2,085             1,485            2,347            6,704
  Loss on revaluation of equipment                   --              --              (667)            (887 )           (161)
  Equity in net income (loss) of
    unconsolidated special-purpose
    entities                                       (519)          6,267                --               --               --
  Net income                                      2,695           8,186               937               67            5,596

At year-end:
  Total assets                                $  18,631      $   33,595       $    48,957       $   69,485      $    84,206
  Total liabilities                               4,906          16,349            30,761           39,332           41,344
  Notes payable                                   2,500          13,000            27,000           35,000           35,000

Cash distribution                             $   6,216      $    8,957       $    12,549       $   12,620      $    12,665

Cash distribution representing a
    return of capital                         $   3,709      $    1,045       $    11,847       $   11,989      $     7,563

Per weighted-average depositary unit:

Net income (loss)                             $    0.301     $     1.01<F1>   $      0.01<F1>   $    (0.12)<F1> $      0.60<F1>

Cash distribution                             $    0.80      $     1.15       $      1.60       $     1.60      $      1.60

Cash distribution representing a
    return of capital                         $    0.50      $     0.14       $      1.59       $     1.60      $      1.01




<F1> After  reduction of income of $364 ($0.05 per  weighted-average  depositary unit) in 1997, $313 ($0.04 per weighted-average depositary unit) in 1996, $815 ($0.11 per weighted-average depositary unit) in 1995, $963 ($0.13 per weighted-average depositary unit) in 1994, and $845 ($0.11 per weighted-average depositary unit) in 1993 representing special allocations to the General Partner resulting from an amendment to the 1 1



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)     Introduction

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

(B)      Results of Operations -- Factors Affecting Performance

(1)      Re-leasing and Repricing Activity

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, various regulations concerning the use of the equipment, and others. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or re-pricing exposure in 1997 primarily in its aircraft, trailer, and marine container portfolios.

     (a) Aircraft: Aircraft contribution decreased from 1996 to 1997 due to an aircraft in which the Partnership owns a 50% interest remaining off lease for all of 1997. This aircraft was on lease until the third quarter of 1996.

     (b) Trailers: The majority of the Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

     (c) Marine Containers: The majority of the Partnership's marine container portfolio is operated in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. The Partnership's marine container contributions declined from 1996 to 1997 due to the disposition of equipment during 1997.

 (2)     Equipment Liquidations and  Nonperforming Lessees

Liquidation of Partnership equipment represents a reduction in the size of the equipment portfolio and will result in reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1997:

     (a) Liquidations: During 1997, the General Partner received proceeds of $5.1 million from the liquidation or sale of marine containers, aircraft, railcars, and trailers owned by the Partnership. These proceeds and proceeds from 1996 sales were used to prepay $10.5 million of the Partnership's outstanding debt in 1997. The net result of 1997 dispositions has been a reduction in the cost basis of the Partnership's equipment portfolio of approximately $20.5 million. Since the Partnership may no longer purchase additional equipment, these disposals represent a permanent reduction in the Partnership's equipment portfolio.

     (b) Nonperforming Lessees: In 1996, the General Partner repossessed an aircraft owned by a trust in which the Partnership has a 50% interest, due to the lessee's inability to pay for outstanding receivables. This aircraft remained off lease throughout 1997 and is currently being marketed for sale. In addition, another aircraft lessee was unable to continue paying its obligations to the Partnership, and as payment for the past due receivables, the Partnership received a 23% interest in a trust that owns a Boeing 727 aircraft. The fair market value of the Partnership's interest in this aircraft approximated its outstanding receivable from the lessee. This plane was sold at its approximate net book value in January 1998. In addition, another aircraft lessee filed for bankruptcy in 1998. The General Partner fully reserved the accounts receivable outstanding from this lessee as of December 31, 1997. The General Partner is taking action to regain possession of this aircraft. Other equipment, such as railcars, trailers, and some of the marine containers, experienced minor nonperforming issues that had no significant impact on the Partnership.

(3)      Reinvestment Risk

During the first seven years of operations, the Partnership invested surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Pursuant to the Partnership agreement, since the beginning of 1996 the Partnership may no longer reinvest in equipment. The Partnership will continue to operate for an additional three years, and then begin an orderly liquidation over an anticipated two-year period.

 (4)     Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. The carrying value of an aircraft was reduced by approximately $0.7 million in 1995. No reductions were required to the carrying values of equipment in 1996 or 1997.

As of December 31, 1997, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by the unconsolidated special-purpose entities, to be approximately $38.1 million.

(C)      Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the limited partnership agreement. The Partnership's total outstanding indebtedness has been reduced from its original balance of $35.0 million to its current level of $2.5 million. The Partnership intends to repay the remaining balance outstanding on its notes payable in the first quarter of 1998. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

For the year ended  December  31, 1997,  the  Partnership  generated  sufficient operating cash (net cash provided by operating activities plus cash distributions from unconsolidated special-purpose entities) to meet its operating obligations, but used undistributed available cash from prior periods of approximately $2.0 million to maintain the level of distributions (total of $6.2 million in 1997) to the partners.

As of the third quarter of 1997, the General Partner reduced the cash distribution rate from an annual rate of 5% to an annual rate of 3% to more closely reflect current and expected net cash flows from operations. Equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels were necessary. During the year, the General Partner sold aircraft, marine containers, railcars, and trailers owned by the Partnership and used these proceeds and proceeds from 1996 equipment sales to prepay $10.5 million in principal payments on its outstanding debt.

The General Partner has remaining notes payable of $2.5 million, and the corresponding loan agreements require the Partnership to maintain a minimum debt coverage ratio based on the fair market value of equipment, a minimum fixed-charge coverage ratio, and limits the concentration of any one type of equipment in the Partnership's equipment portfolio. The maturities of the remaining principal installments on the debt coincide with the liquidation phase of the Partnership and will be repaid with proceeds from sales of equipment either prior to or during that phase.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)      Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended 1997 and 1996

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the year ended 1997 when compared to 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Years Ended
                                                                               December 31,
                                                                          1997               1996
                                                                      -------------------------------
Rail equipment                                                          $  3,251          $   3,111
Trailers                                                                   2,787              3,382
Aircraft                                                                   1,848              2,390
Marine containers                                                            666              1,255



Rail equipment: Railcar lease revenues and direct expenses were $4.5 million and $1.2 million, respectively, for 1997, compared to $4.6 million and $1.5 million, respectively, during 1996. Lease revenues decreased due to the sale of railcars in 1997 and 1996. Railcar expenses decreased due to railcar dispositions and lower running repairs required on certain of the railcars during 1996 that were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $3.5 million and $0.7 million, respectively, for 1997, compared to $4.1 million and $0.7 million, respectively, during 1996. The decrease in net contribution was due to the sale of trailers in 1997 and 1996 and to increased refurbishments made to trailers in 1997.

Aircraft: Aircraft lease revenues and direct expenses were $1.9 million and $0.1 million, respectively, for 1997, compared to $2.4 million and $47,000, respectively, for 1996. Aircraft contribution decreased in 1997, compared to 1996, due to the sale of aircraft in the second and third quarters of 1997.

Marine containers: Marine container lease revenues were $0.7 million and $1.3 million for 1997 and 1996, respectively. The number of marine containers owned by the Partnership has been declining over the past two years due to sales and dispositions. The result of the declining fleet and lower utilization has been a decrease in marine container revenue.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.5 million for 1997 decreased from $10.6 million for 1996. Significant variances are explained as follows:

     (i) A $1.3 million decrease in depreciation and amortization expense from 1996 levels reflects the effect of asset sales in 1996 and 1997.

     (ii) A $1.2 million decrease in interest expense resulted from a decrease in the level of outstanding debt during 1997 and 1996. In 1997, the Partnership prepaid $10.5 million of the outstanding notes payable. In 1996, the Partnership prepaid $14.0 million of the outstanding notes payable.

     (iii) A $0.3 million decrease in bad debt expense is the result of a decrease in uncollectible amounts owing from certain lessees.

     (iv) A $0.3 million decrease in administrative expenses reflects the effect of asset sales in 1996 and 1997 that resulted in lower license and registration costs, lower taxes on leased property, lower professional services expenses, and reduced data processing and administrative charges for services provided to the Partnership.

(c)      Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for 1997 totaled $1.9 million and resulted from the sale or disposal of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $3.2 million, for aggregate proceeds of $5.1 million. For 1996, the $2.1 million net gain on disposition of equipment resulted from the sale or disposal of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $2.7 million, for aggregate proceeds of $4.8 million.

(d)      Interest and Other Income

Interest and other income decreased $0.1 million during 1997 due to lower average cash balances in 1997, compared to 1996.

(e)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of unconsolidated special-purpose entities represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements) (in thousands of dollars).


                                                                           For the Years Ended
                                                                               December 31,
                                                                          1997              1996
                                                                      ------------------------------
Aircraft                                                                $  (519 )         $  (712)
Mobile offshore drilling unit                                                --             6,979


Aircraft: During 1997 and 1996, the Partnership owned a 50% investment in an entity that owns a commercial aircraft. Revenues and expenses were $0.2 million and $0.7 million, respectively, for 1997, compared to $0.4 million and $1.1 million, respectively, for 1996. The Partnership's share of revenues decreased $0.2 million due to the off-lease status of this aircraft during 1997, which was on lease for the first six months of 1996. The Partnership's share of expenses decreased due to a decrease in bad debt and repair expenses. In 1996, the General Partner fully reserved the uncollectible accounts receivable from the aircraft's lessee that encountered financial difficulties, and made repairs to the aircraft to meet airworthiness conditions.

Mobile offshore drilling unit: During 1996, the General Partner sold the Partnership's 55% investment in an entity that owned a mobile offshore drilling unit, resulting in a $7.1 million net gain, which was offset by a loss from operations of $0.1 million.

(f)      Net Income

As a result of the foregoing, the Partnership's net income of $2.7 million for 1997 decreased from net income of $8.2 million for 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the life of the Partnership is subject to many factors, and the Partnership's performance in the year ended December 31, 1997 is not necessarily indicative of future periods. In 1997, the Partnership distributed $5.9 million to the limited partners, or $0.80 per weighted-average depositary unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended 1996 and 1995

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased for the year ended 1996 when compared to 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Years Ended
                                                                               December 31,
                                                                          1996              1995
                                                                      ------------------------------
Trailers                                                                $ 3,382           $ 4,301
Rail equipment                                                            3,111             3,336
Aircraft                                                                  2,390             2,160
Marine containers                                                         1,255             1,487


Trailers: Trailer lease revenues and direct expenses were $4.1 million and $0.7 million, respectively, for 1996, compared to $5.0 million and $0.7 million, respectively, for 1995. The decrease in net contribution was due to the sale of trailers in 1996 and 1995. In addition, the trailer fleet experienced lower utilization in the PLM affiliated short-term rental yards in 1996.

Rail equipment: Railcar lease revenues and direct expenses were $4.6 million and $1.5 million, respectively, for 1996, compared to $4.8 million and $1.5 million, respectively, for 1995. The decrease in railcar contribution resulted from the sale of railcars in 1996 and 1995. In addition, expenses increased due to running repairs required on certain of the railcars during 1996 that were not needed during 1995.

Aircraft: Aircraft lease revenues and direct expenses were $2.4 million and $47,000, respectively, for 1996, compared to $2.8 million and $0.6 million, respectively, for 1995. Lease revenues decreased due to the off-lease status of an aircraft in 1996 which was eventually sold at the end of the year, offset by another aircraft, which was off-lease in the first quarter of 1995. Direct expenses decreased due to the costs incurred in 1995 to refurbish another aircraft prior to being re-leased in 1995.

Marine containers: Marine container lease revenues were $1.3 million and $1.5 million for 1996 and 1995, respectively. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of the declining fleet and lower utilization has been a decrease in marine container revenue.

(b)                   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.6 million for 1996 decreased from $11.5 million for 1995. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation and amortization expense from 1995 levels reflects the effect of asset sales in 1995 and 1996.

     (ii) A $0.5 million decrease in interest expense resulted from a lower base rate of interest charged on the Partnership's floating rate debt during 1996, as compared to 1995. In 1996, the Partnership also prepaid $14.0 million of the notes payable.

     (iii) A $0.1 million decrease in management fees to affiliates reflects the lower levels of lease revenues in 1996, as compared to 1995.

     (iv) A $0.2 million increase in bad debt expense reflects the General Partner's evaluation of the collectibility of receivables due from a container lessee that encountered financial difficulties.

(c)      Loss on Revaluation of Equipment

Loss on revaluation of equipment of $0.7 million in 1995 resulted from the reduction of the net book value of an aircraft to its estimated net realizable value. There was no loss on revaluation of equipment in 1996.

(d)      Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for 1996 totaled $2.1 million, which resulted from the sale or disposal of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $2.7 million, for aggregate proceeds of $4.8 million. For 1995, the $0.9 million net gain on disposition of equipment resulted from the sale or disposal of marine containers, trailers, a tractor, and a railcar, with an aggregate net book value of $2.6 million, for aggregate proceeds of $3.5 million.

(e)      Interest and Other Income

Interest and other income decreased $0.3 million during 1996, due primarily to lower interest rates earned on cash equivalents when compared to 1995.

(f)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of unconsolidated special-purpose entities represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements) (in thousands of dollars).


                                                                           For the Years Ended
                                                                               December 31,
                                                                          1996              1995
                                                                      ------------------------------
Mobile offshore drilling unit                                           $ 6,979           $  (367)
Aircraft                                                                   (712 )             254
Marine vessel                                                                --               398


Mobile offshore drilling unit: As of December 31, 1995, the Partnership owned an investment in an entity that owned a mobile offshore drilling unit (rig). The rig was sold in 1996, resulting in a $7.1 million net gain to the Partnership, which was offset by a net loss from operations of $0.1 million.

Aircraft: As of December 31, 1996 and 1995, the Partnership owned an investment in an entity that owns a commercial aircraft. Revenues and expenses were $0.4 million and $1.1 million, respectively, for 1996, compared to $0.7 million and $0.5 million, respectively, for 1995. The Partnership's share of revenue decreased $0.3 million due to the off-lease status of this aircraft during the last six months of 1996, which was on lease for all of 1995. The Partnership's share of expenses increased $0.6 million due to the increase in bad debt expense, reflecting the General Partner's evaluation of the collectibility of receivables due from the aircraft's lessee that encountered financial difficulties, along with repairs to meet airworthiness conditions. During 1995, the General Partner sold the Partnership's investment in an entity that owned a DC-9 aircraft, resulting in a $47,000 net gain.

Marine vessel: In the second quarter of 1995, the General Partner sold the Partnership's investment in an entity that owned a marine vessel, resulting in a $0.6 million gain, which was offset by a net loss from operations of $0.2 million.

(g)      Net Income

As a result of the foregoing, the Partnership's net income of $8.2 million for 1996 increased from a net income of $0.9 million for 1995. In 1996, the Partnership distributed $8.5 million to the limited partners, or $1.15 per weighted-average depositary unit.

(E)      Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 3 to the financial statements for information on the revenues, income, and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to significantly change in the future as equipment is sold or disposed of in various equipment markets and geographic areas. An explanation of the current relationships is presented below:

The Partnership's equipment on lease to United States-domiciled lessees consists of trailers, railcars, and aircraft. During 1997, lease revenues generated by wholly and partially owned equipment in the United States accounted for 73% of the lease revenues, while net operating income accounted for $3.5 million of the $2.7 million aggregate net income for the Partnership. The primary reason for this relationship is that the Partnership sold trailers, railcars, and aircraft during 1997 that were operated in the United States, which resulted in $1.7 million in net gains.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 1997, lease revenues in Canada accounted for 11% of total lease revenues, while the operations accounted for $0.5 million of the aggregate net income generated by wholly and partially owned equipment.

The Partnership's investment in equipment owned by a USPE in South Asia accounted for none of the lease revenues and $0.5 million of operating net loss, due to the aircraft being off lease in 1997.

In 1997, marine containers, which were leased in various regions throughout the year, accounted for 6% of the lease revenues and $0.2 million of the aggregate net operating profit generated by wholly and partially owned equipment for the Partnership.

European operations consisted of an aircraft that accounted for 9% of lease revenues, while net income generated by this equipment accounted for $0.3 million of the aggregate net income generated by wholly and partially owned equipment for the Partnership in 1997.

Year 2000 Compliance

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

(G)      Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public entities's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended

December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(H)      Inflation

Inflation had no significant impact on the Partnership's operations during 1997, 1996, or 1995.

(I)      Forward-Looking Information

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

(J)      Outlook for the Future

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

(1)      Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership is scheduled to sell its remaining Stage II aircraft by the year 2000.

(2)      Distributions

During the passive liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, make loan principal payments on debt, and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

As of the third quarter of 1997, the cash distribution rate was reduced from $1.00 per depositary unit to $0.60 per depositary unit to more closely reflect current and expected net cash flows from operations. Equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels were necessary. In addition, with the Partnership expected to enter the active liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels have been reduced, significant asset sales may result in potential special distributions to unitholders.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements and Financial Statement Schedules included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
















                     (This space intentionally left blank.)

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:


Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President,
                                                               and Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc.
                                                               and PLM Securities Corp.; Vice President and Director,
                                                               PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment to President and Chief Excecutive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the US Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International are elected for a three-year term. The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International or PLM Financial Services, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1997.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The General Partner is generally entitled to 5% interest in the profits and losses and distributions of the Partnership. As of December 31, 1997, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

(B)               Security Ownership of Management

Table 4, below, sets forth, as of the date of this report, the amount and the percent of the Partnership's outstanding depositary units beneficially owned by each director and executive officer and all directors and executive officers as a group of the General Partner and its affiliates:

                                     TABLE 4


Name                          Depositary Units         Percent of Units


Robert N. Tidball                      400                       *

All directors and officers
as a group (1 person)                  400                       *



* Less than 1% of the depositary units outstanding.


ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      Transactions with Management and Others

During 1997, management fees to IMI were $0.5 million. During 1997, the Partnership reimbursed FSI and its affiliates $0.6 million for administrative services and data processing expenses performed on behalf of the Partnership.

During 1997, the USPEs paid or accrued $9,000 to FSI or its affiliates (based on the Partnership's proportional share of ownership) for administrative services and data processing expenses.

(B)               Certain Business Relationships

None.

(C)               Indebtedness of Management

None.

(D)               Transactions with Promoters

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      1.   Financial Statements

         The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(B)      Reports on Form 8-K

         None.

(C)      Exhibits

4. Limited Partnership Agreement of Registrant, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-13113), which became effective with the Securities and Exchange Commission on June 5, 1987.

4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of the Partnership.

10.1 Management Agreement between Registrant and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-13113), which became effective with the Securities and Exchange Commission on June 5, 1987.

10.2     $35,000,000 Note Agreement dated as of March 1, 1994.

24.      Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Date:  March 24, 1998               PLM EQUIPMENT GROWTH FUND II
                                    Partnership

                                    By:      PLM Financial Services, Inc.
                                             General Partner



                                    By:      /s/ Douglas P. Goodrich
                                             ---------------------------
                                             Douglas P. Goodrich
                                             President and Director



                                    By:      /s/ Richard K Brock
                                             ---------------------------
                                             Richard K Brock
                                             Vice President and
                                             Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                            Capacity                  Date


*_____________________
Robert N. Tidball             Director, FSI            March 24, 1998


*_____________________
Douglas P. Goodrich           Director, FSI            March 24, 1998


*_____________________
Stephen M. Bess               Director, FSI            March 24, 1998




* Susan C. Santo, by signing her name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/ Susan C. Santo
-------------------------
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                   Page

Report of independent auditors                                      26

Balance sheets as of December 31, 1997 and 1996                     27

Statements of income for the years ended
     December 31, 1997, 1996, and 1995                              28

Statements of changes in partners' capital for the years
     ended December 31, 1997, 1996, and 1995                        29

Statements of cash flows for the years ended
     December 31, 1997, 1996, and 1995                              30

Notes to financial statements                                    31-39


All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Partners
PLM Equipment Growth Fund II:

We have audited the financial statements of PLM Equipment Growth Fund II as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-------------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1998

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
                                 BALANCE SHEETS
                                  December 31,
               (in thousands of dollars, except per unit amounts)






                                                                                    1997                 1996
                                                                               ------------------------------------
Assets

Equipment held for operating lease, at cost                                     $    50,707           $   82,856
Less accumulated depreciation                                                       (38,170)             (62,114)
                                                                               ------------------------------------
                                                                                     12,537               20,742
Equipment held for sale                                                                 788                   --
    Net equipment                                                                    13,325               20,742

Cash and cash equivalents                                                               556                7,962
Restricted cash                                                                         395                  295
Accounts receivable, less allowance for doubtful
    accounts of $1,146 in 1997 and $882 in 1996                                       1,626                1,765
Investments in unconsolidated special-purpose entities                                2,680                1,665
Deferred charges, net of accumulated amortization
    of $197 in 1996                                                                      --                  157
Prepaid expenses and other assets                                                        49                1,009

      Total assets                                                              $    18,631           $   33,595
                                                                               ====================================

Liabilities and partners' capital

Liabilities:

Accounts payable and accrued expenses                                           $       365           $      412
Due to affiliates                                                                       195                  110
Lessee deposits and reserve for repairs                                               1,846                2,827
Notes payable                                                                         2,500               13,000
                                                                               ------------------------------------
   Total liabilities                                                                  4,906               16,349
                                                                               ------------------------------------

Partners' capital (deficit):
Limited partners (7,381,805 depositary units as of
   December 31, 1997 and 1996)                                                       13,725               17,434
General Partner                                                                          --                 (188)
                                                                               ------------------------------------
    Total partners' capital                                                          13,725               17,246
                                                                               ------------------------------------

      Total liabilities and partners' capital                                   $    18,631           $   33,595
                                                                               ====================================









                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
        (in thousands of dollars, except weighted-average unit amounts)




                                                                           1997             1996              1995
                                                                      -------------------------------------------------
Revenues

Lease revenue                                                          $    10,583       $   12,379       $   16,830
Interest and other income                                                      243              355              668
Net gain on disposition of equipment                                         1,922            2,085            1,485
                                                                      -------------------------------------------------
   Total revenues                                                           12,748           14,819           18,983

Expenses

Depreciation and amortization                                                4,407            5,698            8,552
Repairs and maintenance                                                      1,959            2,172            2,867
Equipment operating expenses                                                    --               --              152
Interest expense                                                               650            1,815            2,349
Insurance expense to affiliate                                                  (5 )             --               87
Other insurance expenses                                                       120              112              171
Management fees to affiliate                                                   518              583              818
General and administrative expenses to affiliate                               575              727            1,026
Other general and administrative expenses                                      934            1,078              895
Provision for bad debt                                                         376              715              462
Loss on revaluation of equipment                                                --               --              667
                                                                      -------------------------------------------------
   Total expenses                                                            9,534           12,900           18,046

Equity in net income (loss) of unconsolidated
    special-purpose entities                                                  (519 )          6,267               --
                                                                      -------------------------------------------------

      Net income                                                       $     2,695       $    8,186       $      937
                                                                      =================================================

Partners' share of net income

Limited partners                                                       $     2,196       $    7,464       $       75
General Partner                                                                499              722              862

      Total                                                            $     2,695       $    8,186       $      937
                                                                      =================================================

Net income per weighted-average depositary unit
    (7,381,805 in 1997, 7,384,738 in 1996, and
    7,443,910 in 1995)                                                 $      0.30       $     1.01       $     0.01
                                                                      =================================================

Cash distribution                                                      $     6,216       $    8,957       $   12,549
                                                                      =================================================
Cash distribution per weighted-average depositary unit                 $      0.80       $     1.15       $     1.60
                                                                      =================================================







                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the Years Ended December 31,
                 1997, 1996, and 1995 (in thousands of dollars)




                                                                Limited            General
                                                                Partners           Partner             Total
                                                             ----------------------------------------------------

Partners' capital (deficit) as of December 31, 1994            $   30,850           $   (697)          $   30,153

Net income                                                             75                 862                 937

Cash distribution                                                 (11,922 )              (627)            (12,549 )

Repurchase of depositary units                                       (345 )                --                (345 )
                                                              ------------------------------------------------------

Partners' capital (deficit) as of December 31, 1995                18,658                (462)             18,196

Net income                                                          7,464                 722               8,186

Cash distribution                                                  (8,509 )              (448)             (8,957 )

Repurchase of depositary units                                       (179 )                --                (179 )
                                                              ------------------------------------------------------

Partners' capital (deficit) as of December 31, 1996                17,434                (188)             17,246

Net income                                                          2,196                 499               2,695

Cash distribution                                                  (5,905 )              (311)             (6,216 )

Partners' capital (deficit) as of December 31, 1997            $   13,725           $      --          $   13,725
                                                              ======================================================

























                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                           (in thousands of dollars)




Operating activities                                                        1997             1996             1995
                                                                      --------------------------------------------------
Net income                                                             $      2,695       $    8,186       $      937
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                               4,407            5,698            8,552
  Net gain on disposition of equipment                                       (1,922)          (2,085)          (1,485)
  Loss on revaluation of equipment                                               --               --              667
  Equity in net (income) loss of unconsolidated
      special-purpose entities                                                  519           (6,267)              --
  Changes in operating assets and liabilities:
    Restricted cash                                                            (100)             253             (252)
    Accounts receivable, net                                                   (277)             385             (166)
    Prepaid expenses and other assets                                           960             (957)              34
    Accounts payable and accrued expenses                                       (47)               3             (473)
    Due to affiliates                                                            85             (288)             308
    Accrued drydock expenses                                                     --               --              271
    Lessee deposits and reserve for repairs                                    (954)            (127)            (217)
                                                                      --------------------------------------------------
      Net cash provided by operating activities                               5,366            4,801            8,176
                                                                      --------------------------------------------------

Investing activities
Proceeds from disposition of equipment                                        5,076            4,761            7,005
Liquidation distributions from unconsolidated
    special-purpose entities                                                     --           14,272               --
(Additional investments in) distributions from
    unconsolidated special-purpose entities                                  (1,145)             845               --
Payments for capital improvements and other                                      13               (8)             (11)
      Net cash provided by investing activities                               3,944           19,870            6,994
                                                                      --------------------------------------------------

Financing activities
Principal payments on notes payable                                         (10,500)         (14,000)          (8,000)
Cash distribution paid to limited partners                                   (5,905)          (8,509)         (11,922)
Cash distribution paid to General Partner                                      (311)            (448)            (627)
Repurchase of depositary units                                                   --             (179)            (345)
                                                                      --------------------------------------------------
      Net cash used in financing activities                                 (16,716)         (23,136)         (20,894)
                                                                      --------------------------------------------------

Net (decrease) increase in cash and cash equivalents                         (7,406)           1,535           (5,724)
Cash and cash equivalents at beginning of year (see Note 4)                   7,962            6,427           12,348
                                                                      --------------------------------------------------
Cash and cash equivalents at end of year                               $        556       $    7,962       $    6,624
                                                                      ==================================================

Supplemental information
Interest paid                                                          $        653       $    1,815       $    2,302
                                   =====================================================================================
Receipt of interest in unconsolidated special-purpose
  entity in settlement of receivables                                  $        389       $       --       $       --
                                   =====================================================================================





                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund II, a California limited partnership (the Partnership) was formed on March 30, 1987. The Partnership engages in the business of owning and leasing primarily used transportation equipment and commenced significant operations in June 1987. PLM Financial Services, Inc.
     (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

     The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. Since the end of 1995, and in accordance with the Partnership Agreement, the General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds if any, are to be used for distributions to partners or repayment of debt, except to the extent used to maintain reasonable reserves.

     FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income (Loss) and Distributions per Depositary Unit, below). The General Partner is entitled to an incentive fee equal to 7.5% of Surplus Distributions as defined in the limited partnership agreement after the limited partners have received a certain minimum rate of return.

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

     Operations

     The equipment of the Partnership is managed under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other programs

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

     Depreciation and Amortization

     Depreciation of equipment held for operating leases is computed on the 200% declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other types of equipment. Certain aircraft are depreciated under the double-declining balance depreciation method over the lease term.
     .

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation (continued)

     Depreciation and Amortization (continued)

     The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Lease negotiation fees were amortized over the initial equipment lease term. Debt issuance costs were amortized over the term of the loan for which they are paid. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1997 or 1996. A $0.7 million reduction to the carrying value of one aircraft was recorded in 1995.

     Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

     Investments in Unconsolidated Special-Purpose Entities

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI. The Partnership's equity interest in net income (loss) of the unconsolidated special-purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

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

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation (continued)

     Net Income (Loss) and Distributions per Depositary Unit

     The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. The limited partners' net income (loss) and distributions are allocated among the limited partners based on the number of depository units owned by each limited partner. During 1997, the General Partner received a special allocation of income of $0.4 million ($0.3 million in 1996 and $0.8 million in 1995).

     Cash distributions are recorded when paid. Cash distributions of $1.2 million ($0.16 per weighted-average depositary unit in 1997), $1.9 million ($0.25 per weighted-average depositary unit in 1996), and $3.1 million ($0.40 per weighted-average depositary unit in 1995) were declared on December 31, 1997, 1996, and 1995, respectively. These distributions were paid on February 15, 1998, 1997, and 1996, respectively, to the unitholders of record as of December 31, 1997, 1996, and 1995, respectively.

     Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $3.7 million, $1.0 million, and $11.8 million in 1997, 1996, and 1995, respectively, were deemed to be a return of capital.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates fair market value due to the short-term nature of the investments.

     Restricted Cash

     Lessee security deposits held by the Partnership are considered restricted cash.

     Reclassifications

     Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

2.   General Partner and Transactions with Affiliates

     An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (i) 5% of Gross Revenues (as defined in the agreement) prior to the payment of any principal and interest incurred in connection with any indebtedness, or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to certain adjustments. Partnership management fees of $0.2 million and $0.1 million, were payable as of December 31, 1997 and 1996, respectively. The Partnership's proportional share of the USPE's management fee expenses during 1997 and 1996 were $0 and $44,000, respectively. The Partnership reimbursed FSI and its affiliates $0.6 million, $0.7 million, and $1.0 million for administrative and data processing services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively. The Partnershi s proportional share of the USPE's administrative and data processing expenses were $9,000 and $23,000 during 1997 and 1996, respectively.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

2.   General Partner and Transactions with Affiliates (continued)

     The Partnership paid $0.1 million in 1995 to Transportation Equipment Indemnity Company Ltd. (TEI), which provides marine insurance coverage and other insurance brokerage services. TEI is an affiliate of the General Partner. A substantial portion of these amounts was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. No amounts were paid to TEI in 1996 or 1997 for owned equipment.

     As of December 31, 1997, approximately 27% of the Partnership's trailer equipment was in rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

3.   Equipment

     The components of owned equipment as of December 31, 1997 and 1996, were as follows (in thousands of dollars):


Equipment Held for Operating Leases                         1997                 1996
-----------------------------------
                                                       -------------------------------------

Rail equipment                                          $    17,401           $   18,183
Trailers                                                     17,144               21,173
Marine containers                                             8,308               10,640
Aircraft                                                      7,854               32,860
                                                       -------------------------------------
                                                             50,707               82,856
Less accumulated depreciation                               (38,170)             (62,114 )
                                                       ----------------------------------
                                                             12,537               20,742
Equipment held for sale                                         788                   --
                                                       -------------------------------------
    Net equipment                                       $    13,325           $   20,742
                                                       =====================================


     Revenues are earned by placing the equipment under operating leases that are generally billed monthly or quarterly. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of December 31, 1997, all owned equipment in the Partnership's portfolio was operating in short-term rental facilities or on lease, except for 3 railcars and 168 marine containers with an aggregate net book value of $0.4 million. As of December 31, 1996, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 3 railcars and 71 marine containers with an aggregate net book value of $0.2 million.

     During 1997, the General Partner sold or disposed of aircraft, marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $3.2 million, for proceeds of $5.1 million. During 1996, the General Partner sold or disposed of marine containers, trailers, railcars, and an aircraft owned by the Partnership, with an aggregate net book value of $2.7 million, for proceeds of $4.8 million.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.   Equipment (continued)

     As of December 31, 1997, equipment held for sale included a commercial aircraft with a net book value of $0.6 million and 44 covered hopper railcars with a net book value of $0.2 million. No equipment was held for sale as of December 31, 1996.

     The Partnership reduced the carrying value of one aircraft by $0.7 million during 1995 to its estimated net realizable value. There were no reductions to the carrying values of equipment in 1996 or 1997.

     All leases for owned and partially-owned equipment are being accounted for as operating leases. Future minimum rents under noncancelable operating leases as of December 31, 1997 during each of the next five years are approximately $5.5 million in 1998, $4.3 million in 1999, $2.2 million in 2000, $0.6 million in 2001, and $8,000 in 2002. Contingent rentals based upon utilization were approximately $1.3 million, $1.3 million, and $2.0 million in 1997, 1996, and 1995, respectively.

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in five geographic regions: South Asia, Canada, the United States, Asia, and Europe. Marine vessels and marine containers are leased to multiple lessees in different regions that operate the marine vessels and marine containers worldwide. The tables below set forth geographic information about the Partnership's owned equipment and investments in USPEs grouped by domiciles of the lessees as of and for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


        Lease Revenues               Investments in USPEs                     Owned Equipment
                               -----------------------------   -------------------------------------------
              Region                 1997            1996             1997            1996            1995
 ------------------------------------------------------------   --------------------------------------------


   United States                   $     --        $      --       $    7,762      $    8,516       $    9,591
   Canada                                --               --            1,208           1,765            1,760
   Europe                                --               --              940             840              686
   South Asia                            --            1,284               --              --            2,192
   Asia                                  --               --               --              --              630
   Rest of the world                     --               --              673           1,258            1,971
                                -------------------------------  ------------------------------------------------
       Total lease revenues        $     --        $   1,284       $   10,583      $   12,379       $   16,830
                                ===============================  ================================================

     The following table sets forth identifiable net income (loss) information by region for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


            Net Income (Loss)        Investments in USPEs                       Owned Equipment
                                    ---------------------------   --------------------------------------------
                 Region                   1997          1996             1997            1996            1995
  ---------------------------------------------------------------   ----------------------------------------------

   United States                      $       --     $      --        $   3,533       $   2,075       $    2,876
   Canada                                     --            --              470             927              897
   Europe                                     --            --              260             162             (728)
   South Asia                                (519)       6,267               --              --              (10)
   Asia                                       --            --               --             763              173
   Rest of the world                          --            --              218             320            1,445
   Total identifiable income (loss)          (519)       6,267            4,481           4,247            4,653
   Administrative and other                   --            --           (1,267)         (2,328)          (3,716)
                                     ----------------------------   ----------------------------------------------
       Total net income (loss)        $      (519)   $   6,267        $   3,214       $   1,919       $      937
                                     ============================   ==============================================

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.   Equipment (continued)

     The net book value of these assets as of December 31, 1997, 1996, and 1995 are as follows (in thousands of dollars):


           Net Book Value                Investments in USPEs                         Owned Equipment
                               -----------------------------------------  ---------------------------------------
             Region              1997          1996         1995             1997         1996          1995
  --------------------------------------------------------------------  ---------------------------------------

   United States               $      --     $     --    $      --        $   9,760    $  14,538     $  19,632
   Canada                             --           --           --            1,016        2,215         1,912
   Europe                             --           --           --               --        1,241         1,844
   Asia                               --           --           --               --           --         1,641
   South Asia                      1,235        1,665       10,515               --           --            --
   Rest of the world                  --           --           --            1,761        2,748         3,951
                                   1,235        1,665       10,515           12,537       20,742        28,980
   Equipment held for sale         1,445           --           --              788           --            --
                            ------------------------------------------  -----------------------------------------
       Total net book value    $   2,680     $  1,665    $  10,515        $   13,325   $   20,742    $  28,980
                            ==========================================  =========================================

     No lessees accounted for more than 10% of total lease revenues in 1997, 1996, and 1995.

4.   Investments in Unconsolidated Special-Purpose Entities

     Prior  to  1996,  the  Partnership   accounted  for  operating   activities
     associated with joint ownership of transportation equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets, in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

     The principal differences between the previous accounting method and the equity method concern the presentation of activities relating to these assets in the statement of operations. Whereas under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of USPEs, under the previous method the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income
     (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current-period presentation. The beginning cash and cash equivalents for 1996 is different from the ending cash and cash equivalents for 1995 on the statement of cash flows due to the reclassification.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

     The following summarizes the financial information for the special-purpose entities and the Partnership's interests therein as of and for the year ended December 31 (in thousands of dollars):


                                               1997                             1996
                                           ------------                     ------------
                                                Net Interest                           Net Interest
                                      Total      of Partnership         Total         of Partnership
                                      USPEs                             USPEs
                                 --------------------------------  ----------------------------------

Net Investments                  $        8,891   $        2,680  $          3,354  $        1,665
Lease revenues                               --               --             2,418           1,284
Net income (loss)                        (1,039)            (519)           11,295           6,267


     The net investments in USPEs include the following jointly-owned equipment as of December 31 (and related assets and liabilities) (in thousands of dollars):


                                                                1997                1996
                                                           -------------------------------

23% interest in a Boeing 727-200 aircraft                     $   1,445            $      --
50% interest in a Boeing 737-200 aircraft                         1,235                1,665

    Net investments                                           $   2,680            $   1,665
                             ================================================================


     During the year ended December 31, 1996, the General Partner sold a mobile offshore drilling unit in which the Partnership owned a 55% interest, which had a net book value of $7.2 million, for proceeds of $14.3 million. The Partnership received liquidating distributions from the USPE that owned the asset during the third quarter of 1996.

     The Partnership's 50% and 23% investments in commercial aircraft, included in investments in unconsolidated special-purpose entities, were off lease as of December 31, 1997.

     An aircraft lessee encountered financial difficulties in 1996. The General Partner established reserves against these receivables due to a determination that ultimate collection of these rents was uncertain. As payment for these past due receivables, the Partnership received a 23% interest in a trust that owns a Boeing 727 aircraft. The fair market value of the Partnership's interest in this aircraft approximated its outstanding receivable from the lessee. This plane was sold at its approximate book value in the first quarter of 1998.

5.   Notes Payable

     The Partnership has notes payable that are unsecured and nonrecourse, limit additional borrowings, and specify covenants related to collateral coverage, fixed-charge coverage, ratios for market value, and composition of the equipment owned by the Partnership. The notes payable bear interest at LIBOR plus 1.55% per annum (7.27% as of December 31, 1997 and 7.12% as of December 31, 1996) and are payable quarterly in arrears. During 1997 and 1996, the Partnership prepaid $10.5 million and $14.0 million, respectively, of the principal outstanding on the notes. The outstanding notes payable balance was $2.5 million and $13.0 million as of December 31, 1997 and 1996, respectively. The remaining principal of $2.5 million is due on March 31, 2000, but may be prepaid by the Partnership.

     As of December 31, 1997, the General Partner believes that the book value of the notes payable approximates fair market value due to its variable interest rate.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

6.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1997, there were temporary differences of approximately $8.7 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to the differences in depreciation methods and equipment reserves.

7.   Depositary Unit Repurchase Plan

     The Partnership had engaged in a program to repurchase up to 250,000 depositary units. No repurchases of depositary units were made during 1997. During the year ended December 31, 1996, the Partnership repurchased 44,500 depositary units at a cost of $0.2 million. As of December 31, 1997, the Partnership had cumulatively repurchased 117,800 depositary units at a cost of $0.8 million. The General Partner does not plan any future repurchases of depositary units.

8.   Delisting of Partnership Units

     The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code) then in effect, the Partnership was classified as a publicly traded partnership. The Code treated all publicly traded partnerships as corporations if they remained publicly traded after December 31, 1997. Treating the Partnership as a corporation meant the Partnership itself would have become a taxable rather than a flow-through entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have become distributed to an investor. In addition, the General Partner believed that the trading price of the depositary units would have been distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to unitholders, the General Partner delisted the Partnership's depositary units from the AMEX. While the Partnership's depositary units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to unitholders.

     As of March 11, 1998, there were 7,381,805 depositary units outstanding. There are approximately 8,800 depositary unitholders of record as of the date of this report.

     Several secondary exchanges facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are generally viewed as being inefficient vehicles for the sale of partnership units. There is presently no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Code, the units will not be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the number permitted by certain safe harbor provisions promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of the units to be treated as plan assets.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

9.   Subsequent Events

     In January 1998, the Partnership's 23% investment of $1.4 million in an entity that owned a commercial aircraft was sold to an unaffiliated third party at approximately its net book value.

     In January 1998, 44 of the Partnership's covered hopper railcars, with a net book value of $0.2 million, were sold to an unaffiliated third party for a gain of $0.4 million. These railcars were included in equipment held for sale as of December 31, 1997.

     In January 1998, the Partnership's 727-200 commercial aircraft, with a net book value of $0.6 million, was sold to an unaffiliated third party for a gain $3.7 million. This aircraft was included in equipment held for sale as of December 31, 1997.

     On February 26, 1998, Pan American Airways Corporation (Pan Am) filed for protection under Chapter 11 of the United States Bankruptcy Code in the District Court of the Southern District of Florida (Case No. 98-11618-BKC-AJC). Pan Am was the lessee of a 727-200 owned by the Partnership. According to its amended terms, the aircraft lease was scheduled to terminate in December 1999. The Bankruptcy Court granted the lessee motion to reject the lease, effective March 20, 1998. The General Partner has reposessed the aircraft and intends to sell it. The General Partner will continue to pursue remedies against the debtor in the bankruptcy proceedings.

                                            PLM EQUIPMENT GROWTH FUND II

                                                 INDEX OF EXHIBITS


    Exhibit                                                            Page


    4.     Limited Partnership Agreement of Partnership                  *

    4.1    Amendment to Limited Partnership Agreement of Registrant      *

   10.1    Management Agreement between Partnership and PLM Investment   *
           Management, Inc.

   10.2    $35,000,000 Note Agreement dated as of March 1, 1994          *

   24.     Powers of Attorney                                        41-43










































--------------------------

*Incorporated by reference. See page 23 of this report.