Form 10-Q
period 1998-03-31
PLM EQUIPMENT GROWTH FUND II
filed 1998-05-13
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1998

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

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
                                 BALANCE SHEETS
               (in thousands of dollars, except per unit amounts)






                                                                                  March 31,     December 31,
                                                                                    1998            1997
                                                                               -------------------------------
Assets

Equipment held for operating lease, at cost                                     $    40,920      $   50,707
Less accumulated depreciation                                                       (29,802)        (38,170)
                                                                               -------------------------------
                                                                                     11,118          12,537
Equipment held for sale                                                                 364             788
     Net equipment                                                                   11,482          13,325

Cash and cash equivalents                                                             4,692             556
Restricted cash                                                                          --             395
Accounts receivable, less allowance for doubtful
    accounts of $69 in 1998 and $1,146 in 1997                                        1,255           1,626
Investments in unconsolidated special-purpose entities                                1,193           2,680
Prepaid expenses and other assets                                                        34              49

      Total assets                                                              $    18,656      $   18,631
                                                                               ===============================


Liabilities and partners' capital


Liabilities:

Accounts payable and accrued expenses                                           $       382      $      365
Due to affiliates                                                                       108             195
Lessee deposits and reserve for repairs                                               1,144           1,846
Notes payable                                                                            --           2,500
                                                                               -------------------------------
    Total liabilities                                                                 1,634           4,906
                                                                               -------------------------------

Partners' capital:
Limited partners (7,381,805 depositary units as of
    December 31, 1997 and 1996)                                                      17,022          13,725
General Partner                                                                          --              --
                                                                               -------------------------------
    Total partners' capital                                                          17,022          13,725
                                                                               -------------------------------

      Total liabilities and partners' capital                                   $    18,656      $   18,631
                                                                               ===============================















                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
                              STATEMENTS OF INCOME
                      For the Three Months Ended March 31,
        (in thousands of dollars, except weighted-average unit amounts)



                                                                           1998            1997
                                                                      -------------------------------

Revenues

Lease revenue                                                           $   1,876        $    3,038
Interest and other income                                                      72                81
Net gain on disposition of equipment                                        4,245               168
                                                                      --------------------------------
    Total revenues                                                          6,193             3,287

Expenses

Depreciation and amortization                                                 714             1,223
Repairs and maintenance                                                       445               376
Interest expense                                                               47               233
Insurance expense                                                              22                30
Management fees to affiliate                                                   98               128
General and administrative expenses to affiliates                             123               214
Other general and administrative expenses                                     258               252
(Recovery of) provision for bad debt                                          (88 )             326
                                                                      --------------------------------
    Total expenses                                                          1,619             2,782

Equity in net loss of unconsolidated special-
    purpose entities                                                         (112 )            (116)
                                                                      --------------------------------

      Net income                                                        $   4,462        $      389
                                                                      ================================

Partners' share of net income

Limited partners                                                        $   4,404        $      255
General Partner                                                                58               134
                                                                      --------------------------------

      Total                                                             $   4,462        $      389
                                                                      ================================

Net income per weighted-average depositary unit
   (7,381,805 units as of March 31, 1998 and 1997)                     $     0.60        $     0.03
                                                                      ================================

Cash distribution                                                       $   1,165        $    1,942
                                                                      ================================

Cash distribution per weighted-average depositary unit                 $     0.15        $     0.25
                                                                      ================================











                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the period from December 31, 1996 to March 31, 1998 (in thousands of dollars)



                                                                 Limited             General
                                                                Partners             Partner              Total
                                                             -------------------------------------------------------

Partners' capital (deficit) as of December 31, 1996          $   17,434           $    (188 )         $   17,246

Net income                                                          2,196                 499                2,695

Cash distribution                                                  (5,905 )              (311 )             (6,216)

Partners' capital as of December 31, 1997                          13,725                  --               13,725

Net income                                                          4,404                  58                4,462

Cash distribution                                                  (1,107 )               (58 )             (1,165)
                                                             --------------------------------------------------------

Partners' capital as of March 31, 1998                         $   17,022           $      --           $   17,022
                                                             ========================================================





































                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
 STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, (in thousands of dollars)




                                                                                      1998                  1997
                                                                                ---------------------------------------
Operating activities
Net income                                                                        $    4,462             $      389
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Net gain on disposition of equipment                                                (4,245 )                 (168 )
  Depreciation and amortization                                                          714                  1,223
  Equity in net loss from unconsolidated special-purpose entities                        112                    116
  Changes in operating assets and liabilities:
    Restricted cash                                                                      395                     --
    Accounts receivable, net                                                             396                   (196 )
    Prepaid expenses and other assets                                                     15                     16
    Accounts payable and accrued expenses                                                 17                     47
    Due to affiliates                                                                    (87 )                    2
    Lessee deposits and reserve for repairs                                             (702 )                  183
                                                                                ---------------------------------------
      Net cash provided by operating activities                                        1,077                  1,612
                                                                                ---------------------------------------

Investing activities
Proceeds from disposition of equipment                                                 5,349                    544
Liquidation distributions from unconsolidated special-purpose entities                 1,425                     --
Additional investments in unconsolidated special-purpose entities                        (50 )                  (62 )
                                                                                ---------------------------------------
      Net cash provided by investing activities                                        6,724                    482
                                                                                ---------------------------------------

Financing activities
Principal payments on notes payable                                                   (2,500 )               (2,500 )
Cash distribution paid to limited partners                                            (1,107 )               (1,845 )
Cash distribution paid to General Partner                                                (58 )                  (97 )
                                                                                ---------------------------------------
      Net cash used in financing activities                                           (3,665 )               (4,442 )
                                                                                ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                   4,136                 (2,348 )

Cash and cash equivalents at beginning of period                                         556                  7,962
                                                                                ---------------------------------------

      Cash and cash equivalents at end of period                                  $    4,692             $    5,614
                                                                                =======================================

Supplemental information
Interest paid                                                                     $       47             $      232
                                                                                =======================================
Sale proceeds included in accounts receivable                                     $       25             $       --
                                                                                =======================================










                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of March 31, 1998 and December 31, 1997, the statements of income for the three months ended March 31, 1998 and 1997, the statements of changes in partners' capital for the period from December 31, 1996 to March 31, 1998, and the statements of cash flows for the three months ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10 K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

2.   Cash Distribution

     Cash distributions are recorded when paid and totaled $1.2 million and $1.9 million for the three months ended March 31, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $0 million and $1.6 million for the three months ended March 31, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the first quarter of 1998 of $1.3 million, are payable during May 1998. In addition, the Partnership made a special distribution of $5.0 million during May 1998.

3.   Transactions with General Partner and Affiliates

     Partnership management fees of $0.1 million and $0.2 million were payable as of March 31, 1998 and December 31, 1997, respectively.

     The Partnership's proportional share of the data processing and administrative expenses incurred by the unconsolidated special purpose entities (USPEs) was $5,000 and $0 for the three months ended March 31, 1998 and 1997, respectively.

4.   Equipment

     Owned equipment held for operating lease is stated at cost. The components of owned equipment held for operating lease are as follows (in thousands of dollars):

                                                March 31,          December 31,
                                                  1998                 1997
                                            -------------------------------------
Rail equipment                                 $    17,345           $    17,401
Trailers                                            15,780                17,144
Marine containers                                    7,795                 8,308
Aircraft                                                --                 7,854
                                            ----------------------------------------
                                                    40,920                50,707
Less accumulated depreciation                      (29,802)              (38,170)
                                                    11,118                12,537
Equipment held for sale                                364                   788
      Net equipment                            $    11,482           $    13,325
                                            ========================================

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

4.   Equipment (continued)

     As of March 31, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 147 marine containers and 2 railcars with an aggregate net book value of $0.3 million. As of December 31, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 168 marine containers and 3 railcars with an aggregate net book value of $0.4 million.

     During the quarter ended March 31, 1998, the Partnership sold or disposed an aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.1 million, for proceeds of $5.3 million. For the quarter ended March 31, 1997, the Partnership sold or disposed of marine containers, trailers, and a railcar, with an aggregate net book value of $0.4 million, for proceeds of $0.5 million.

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPE included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                        March 31,        December 31,
                                                                          1998              1997
                                                                   ---------------------------------------


23% interest in a Boeing 727-200 aircraft                               $     --           $  1,445
50% interest in a Boeing 727-200 aircraft                                  1,193              1,235
                                                                    ---------------------------------------
      Net investments                                                   $  1,193           $  2,680
                                                                    =======================================

     During the three months ended March 31, 1998, the General Partner sold a Boeing 727-200 aircraft in which the Partnership owned a 23% interest, at approximately its net book value. The Partnership received liquidating distributions of $1.4 million from this USPE during the first quarter of 1998. The Partnership's 50% investment in a commercial aircraft was off-lease at March 31, 1998 and December 31, 1997.

6.   Notes Payable

     During the first quarter of 1998, the Partnership prepaid the $2.5 million remaining outstanding notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1998 and 1997

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 1998 when compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):



                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          1998               1997
                                                                      -------------------------------
Rail equipment                                                          $    772          $     925
Trailers                                                                     532                795
Marine containers                                                             97                301
Aircraft                                                                      15                620


Rail equipment: Railcar lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the first quarter of 1998, compared to $1.2 million and $0.3 million, respectively, during the same quarter of 1997. Railcar contribution decreased in the first quarter of 1998, compared to the same quarter of 1997, due to the sale of railcars in 1998 and 1997.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the first quarter of 1998, compared to $0.9 million and $0.1 million, respectively, during the same quarter of 1997. The decrease was primarily due to the sale of trailers in 1998 and 1997.

Marine containers: Marine container lease revenues were $0.1 million and $0.3 million during the first quarter of 1998 and 1997, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenues.

Aircraft: Aircraft lease revenues and direct expenses were $33,000 and $18,000, respectively, for the first quarter of 1998, compared to $0.6 million and $10,000, respectively, during the same quarter of 1997. Aircraft contribution decreased in the first quarter of 1998, compared to the same quarter of 1997, due to the sale of three aircraft in 1998 and 1997.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.2 million for the first quarter of 1998 decreased from $2.4 million for the same quarter in 1997. The variances are explained as follows:

     (i) A $0.5 million decrease in depreciation and amortization expense from 1997 levels reflects the effect of asset sales in 1998 and 1997.

     (ii) A $0.2 million decrease in interest expense is due to lower average debt outstanding during the first quarter of 1998 when compared to the same quarter in 1997.

     (iii) The $0.4 million decrease in bad debt expense is due to a $0.1 million decrease in reserve for a certain lessee resulting from the application of security deposits against uncollected outstanding receivable, and the collection of $0.3 million in outstanding receivables from certain lessees that were reserved for as bad debts in 1997.

     (iv) A $0.1 million decrease in administrative expenses from 1997 levels due to reduced professional services required by the Partnership.

(c) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the first quarter of 1998 totaled $4.2 million, and resulted from the disposal or sale of an aircraft, trailers, marine containers, and railcars, with an aggregate net book value of $1.1 million, for aggregate proceeds of $5.3 million. For the same quarter in 1997, the $0.2 million net gain on disposition of equipment resulted from the sale or disposal of the trailers, marine containers, and a railcar, with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.5 million.

(d) Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net loss of unconsolidated special-purpose entities (USPEs) represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 5 to the financial statements).

As of March 31, 1998 and 1997, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the first quarter of 1998 and 1997. Expenses were $0.1 million for the first quarter of 1998 and
1997. During the first quarter of 1998, the General Partner sold for approximately its book value the Partnership's 23% investment in an entity that owned an aircraft.

(e)      Net Income

As a result of the foregoing, the Partnership's net income was $4.5 million for the first quarter of 1998, compared to net income of $0.4 million during the first quarter of 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Partnership distributed $1.1 million to the limited partners, or $0.15 per weighted-average depositary unit.

(II)     FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the limited partnership agreement. As of March 31, 1998, the Partnership has no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

In the first quarter of 1998, the Partnership used $2.5 million in proceeds from the sale of assets to prepay the outstanding debt.

For the quarter ended March 31, 1998, the Partnership generated $1.1 million in operating cash (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities) to meet its operating obligations, but used undistributed available cash from prior periods of approximately $0.1 to maintain the level of distributions (total of $1.2 million in the first quarter of 1998) to the partners.

During the quarter ended March 31, 1998, the Partnership sold or disposed of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.1 million, for proceeds of $5.3 million.

Equipment sales have and will continue to reduce overall lease revenues in the Partnership to the extent that further reductions in distribution levels may become necessary. In addition, with the Partnership in active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

(III) YEAR 2000 COMPLIANCE

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(V)      OUTLOOK FOR THE FUTURE

Since the Partnership is in its orderly liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

Several factors may affect the Partnership's operating performance in 1998 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations to satisfy its operating requirements and pay cash distributions to the investors.

(VI)     FORWARD-LOOKING INFORMATION

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



                                       PLM EQUIPMENT GROWTH FUND II
                                       By:      PLM Financial Services, Inc.
                                                General Partner




Date:  May 12, 1998                    By:      /s/ Richard Brock
                                                -----------------
                                                Richard Brock
                                                Vice President and
                                                Corporate Controller