Form 10-Q
period 1998-06-30
PLM EQUIPMENT GROWTH FUND II
filed 1998-08-03
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended June 30, 1998

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
                                 BALANCE SHEETS
               (in thousands of dollars, except per unit amounts)






                                                                                  June 30,      December 31,

                                                                                    1998            1997
                                                                               -------------------------------
Assets

Equipment held for operating lease, at cost                                     $    38,955      $   50,707
Less accumulated depreciation                                                       (28,664)        (38,170)
                                                                               -------------------------------
                                                                                     10,291          12,537
Equipment held for sale                                                                  --             788
     Net equipment                                                                   10,291          13,325

Cash and cash equivalents                                                             2,744             556
Restricted cash                                                                          --             395
Accounts receivable, less allowance for doubtful
    accounts of $83 in 1998 and $1,146 in 1997                                        1,129           1,626
Investments in unconsolidated special-purpose entities                                  670           2,680
Prepaid expenses and other assets                                                        18              49

      Total assets                                                              $    14,852      $   18,631
                                                                               ===============================


                        Liabilities and partners' capital


Liabilities

Accounts payable and accrued expenses                                           $       542      $      365
Due to affiliates                                                                        82             195
Lessee deposits and reserve for repairs                                                 787           1,846
Notes payable                                                                            --           2,500
                                                                               -------------------------------
    Total liabilities                                                                 1,411           4,906
                                                                               -------------------------------

Partners' capital:
Limited partners (7,381,805 depositary units as of
    June 30, 1998 and December 31, 1997)                                             13,441          13,725
General Partner                                                                          --              --
                                                                               -------------------------------
    Total partners' capital                                                          13,441          13,725
                                                                               -------------------------------

      Total liabilities and partners' capital                                   $    14,852      $   18,631
                                                                               ===============================












                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)



                                                       For the Three Months                   For the Six Months
                                                          Ended June 30,                        Ended June 30,

                                                        1998           1997                 1998             1997
                                                   -------------------------------------------------------------------
Revenues:

Lease revenue                                        $   1,821      $   2,468            $   3,697        $   5,506
Interest and other income                                   54             63                  126              144
Net gain on disposition of equipment                     1,363            859                5,608            1,027
                                                   -------------------------------------------------------------------
    Total revenues                                       3,238          3,390                9,431            6,677
                                                   -------------------------------------------------------------------

Expenses:

Depreciation and amortization                              612          1,150                1,326            2,373
Repairs and maintenance                                    551            429                  996              805
Interest expense                                            --            193                   47              426
Insurance expense to affiliate                              24             --                   24               --
Other insurance expense                                     18             43                   40               73
Management fees to affiliate                                90            128                  188              256
General and administrative expenses
      to affiliates                                        121            158                  244              372
Other general and administrative expenses                  196            240                  454              492
Provision for (recovery of) bad debt                        15            (98 )                (73)             228
                                                   -------------------------------------------------------------------
    Total expenses                                       1,627          2,243                3,246            5,025
                                                   -------------------------------------------------------------------

Equity in net loss of unconsolidated
      special-purpose entities                            (141)          (925 )               (253)          (1,041)
                                                   -------------------------------------------------------------------

Net income                                           $   1,470      $     222            $   5,932        $     611
                                                   ===================================================================

Partners' share of net income:

Limited partners                                     $   1,217      $      79            $   5,621        $     334
General Partner                                            253            143                  311              277
                                                   -------------------------------------------------------------------

Total                                                $   1,470      $     222            $   5,932        $     611
                                                   ===================================================================

Net   income per  weighted-average  depositary unit
      (7,381,805 units,  including
      1,150 units held in the Treasury, as of
      June 30, 1998 and 1997, respectively)          $    0.16      $    0.01            $    0.76        $    0.05
                                                   ===================================================================

Cash distributions                                   $   1,166      $   1,942            $   2,331        $   3,885
                                                   ===================================================================
Cash distributions per weighted-average
      depositary unit                                $    0.15      $    0.25            $    0.30        $    0.50
                                                   ===================================================================

Special cash distributions                           $   3,885      $      --            $   3,885        $      --
                                                   ===================================================================

Special cash distributions per weighted-
  average depositary unit                            $    0.50      $      --            $    0.50        $      --
                                                   ===================================================================

Total cash distributions per weighted-average
  depositary unit                                    $    0.65      $    0.25            $    0.80        $    0.50
                                                   ===================================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the period from December 31, 1996 to June 30, 1998 (in thousands of dollars)



                                                                 Limited             General
                                                                Partners             Partner              Total
                                                             -------------------------------------------------------

Partners' capital (deficit) as of December 31, 1996            $   17,434           $    (188 )         $   17,246

Net income                                                          2,196                 499                2,695

Cash distributions                                                 (5,905 )              (311 )             (6,216)

  Partners' capital as of December 31, 1997                        13,725                  --               13,725

Net income                                                          5,621                 311                5,932

Cash distributions                                                 (2,214 )              (117 )             (2,331)

Special cash distributions                                         (3,691 )              (194 )             (3,885)

  Partners' capital as of June 30, 1998                        $   13,441           $      --           $   13,441
                                                             ========================================================



































                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
  STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, (in thousands of dollars)




                                                                                      1998                  1997
                                                                                ---------------------------------------
Operating activities
Net income                                                                        $    5,932             $      611
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Net gain on disposition of equipment                                                (5,608 )               (1,027 )
  Depreciation and amortization                                                        1,326                  2,373
  Equity in net loss from unconsolidated special-purpose entities                        253                  1,041
  Changes in operating assets and liabilities:
    Restricted cash                                                                      395                     --
    Accounts receivable, net                                                             577                   (853 )
    Prepaid expenses and other assets                                                     31                     35
    Accounts payable and accrued expenses                                                177                      6
    Due to affiliates                                                                   (113 )                   20
    Lessee deposits and reserve for repairs                                           (1,059 )                   63
                                                                                ---------------------------------------
      Net cash provided by operating activities                                        1,911                  2,269
                                                                                ---------------------------------------

Investing activities
Proceeds from disposition of equipment                                                 7,236                  2,739
Liquidation distributions from unconsolidated special-purpose entities                 1,425                     --
Reimbursements of capital improvements                                                    --                     18
Distributions from (additional investments in) unconsolidated
    special-purpose entities                                                             332                   (148 )
                                                                                ---------------------------------------
      Net cash provided by investing activities                                        8,993                  2,609
                                                                                ---------------------------------------

Financing activities
Principal payments on notes payable                                                   (2,500 )               (5,500 )
Cash distribution paid to limited partners                                            (5,905 )               (3,691 )
Cash distribution paid to General Partner                                               (311 )                 (194 )
                                                                                ---------------------------------------
      Net cash used in financing activities                                           (8,716 )               (9,385 )
                                                                                ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                   2,188                 (4,507 )

Cash and cash equivalents at beginning of period                                         556                  7,962
                                                                                ---------------------------------------
      Cash and cash equivalents at end of period                                  $    2,744             $    3,455
                                                                                =======================================

Supplemental information
Interest paid                                                                     $       47             $      426
                                                                                =======================================
Sale proceeds included in accounts receivable                                     $       80             $       --
                                                                                =======================================










                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of June 30, 1998 and December 31, 1997, the statements of income for the three and six months ended June 30, 1998 and 1997, the statements of changes in partners' capital for the period from December 31, 1996 to June 30, 1998, and the statements of cash flows for the six months ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 1 K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

2.   Cash Distributions

     Cash distributions are recorded when paid and totaled $6.2 million and $3.9 million for the six months ended June 30, 1998 and 1997, respectively and $5.1 million and $1.9 million for the three months ended June 30, 1998 and 1997, respectively. In addition, a $3.9 million special distribution was paid to the partners during the six months ended June 30, 1998, from the proceeds realized on the sale of equipment in 1998 and 1997. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $0.3 million and $3.4 million for the six months ended June 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1998 of $1.1 million, are payable during August 1998.

3.   Transactions with General Partner and Affiliates

     Partnership management fees of $0.1 million and $0.2 million were payable as of June 30, 1998 and December 31, 1997, respectively.

     The Partnership's proportional share of the data processing and administrative expenses incurred by the unconsolidated special-purpose entities (USPEs) was $4,000 and $3,000 for the six months ended June 30, 1998 and 1997, respectively and $9,000 and $3,000 for the three months ended June 30, 1998 and 1997, respectively.

4.   Equipment

     Owned equipment held for operating lease is stated at cost. The components of owned equipment held for operating lease are as follows (in thousands of dollars):


                                                June 30,           December 31,
                                                  1998                 1997
                                            -------------------------------------
Rail equipment                                 $    17,345           $    17,401
Trailers                                            14,197                17,144
Marine containers                                    7,413                 8,308
Aircraft                                                --                 7,854
                                            ----------------------------------------
                                                    38,955                50,707
Less accumulated depreciation                      (28,664)              (38,170)
                                                    10,291                12,537
Equipment held for sale                                 --                   788
      Net equipment                            $    10,291           $    13,325
                                            ========================================


                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

4.   Equipment (continued)

     As of June 30, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 129 marine containers and a rail equipment with an aggregate net book value of $0.2 million. As of December 31, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 168 marine containers and 3 rail equipment with an aggregate net book value of $0.4 million.

     During the six months ended June 30, 1998, the Partnership sold or disposed an aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $1.7 million, for proceeds of $7.3 million. For the six months ended June 30, 1997, the Partnership sold or disposed of an aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $1.7 million, for proceeds of $2.7 million.

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                        June 30,         December 31,
                                                                          1998              1997
                                                                   ---------------------------------------


50% interest in a Boeing 727-200 aircraft                               $    670           $  1,235
23% interest in a Boeing 727-200 aircraft                                     --              1,445
      Net investments                                                   $    670           $  2,680
                                                                    =======================================


     During the six months ended June 30, 1998, the General Partner sold a Boeing 727-200 aircraft in which the Partnership owned a 23% interest, at approximately its net book value. The Partnership received liquidating distributions of $1.4 million from this USPE during the first quarter of 1998. The Partnership's 50% investment in a commercial aircraft was off-lease at June 30, 1998 and December 31, 1997.

6.   Notes Payable

     During the six months ended June 30, 1998, the Partnership prepaid the $2.5 million remaining outstanding notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund II's (the Partnership) Operating Results for the Three Months Ended June 30, 1998 and 1997

(a)      Owned Equipment Operations

     Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 1998 when compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):



                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------
Rail equipment                                                          $    688          $     875
Trailers                                                                     502                483
Aircraft                                                                      34                577
Marine containers                                                             33                 85


Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the second quarter of 1998, compared to $1.1 million and $0.2 million, respectively, during the same quarter of 1997. Rail equipment contribution decreased in the second quarter of 1998, compared to the same quarter of 1997, due to the sale of rail equipment in 1998 and 1997. Rail equipment expenses increased due to running repairs required on certain of the rail equipment during the second quarter of 1998, which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the second quarter of 1998 and 1997. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. Although the number of trailers has been declining, the Partnership had an increase in the trailer contribution due to higher utilization for the remaining fleet when compared to the same period in 1997.

Aircraft: Aircraft lease revenues and direct expenses were $50,000 and $16,000, respectively, for the second quarter of 1998, compared to $0.6 million and $10,000, respectively, during the same quarter of 1997. Aircraft contribution decreased in the second quarter of 1998, compared to the same quarter of 1997, due to the sale of the remaining aircraft fleet in 1998 and 1997.

Marine containers: Marine containers lease revenues were $35,000 and $0.1 million during the second quarter of 1998 and 1997, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenues.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.1 million for the second quarter of 1998 decreased from $1.8 million for the same quarter in 1997. The variances are explained as follows:

(i) A $0.5 million decrease in depreciation and amortization expense from 1997 levels reflects the effect of asset sales in 1998 and 1997.

(ii) A $0.2 million decrease in interest expense is due to the repayment of the Partnership's outstanding debt.

(iii) A $0.1 million decrease in administrative expenses from 1997 levels due to reduced office expenses and professional services required by the Partnership resulting primarily from asset sales.

(iv) The $0.1 million increase in bad debt expense in 1998 is due to the collection of $0.1 million in 1997 for outstanding receivables from certain lessees that were previously reserved for as bad debts, a similar collection was not received in 1998.

(c) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the second quarter of 1998 totaled $1.4 million, and resulted from the disposal or sale of an aircraft, trailers, and marine containers, with an aggregate net book value of $0.6 million, for aggregate proceeds of $2.0 million. For the same quarter in 1997, the $0.9 million net gain on disposition of equipment resulted from the sale or disposal of an aircraft, trailers, marine containers, and rail equipment, with an aggregate net book value of $1.3 million, for aggregate proceeds of $2.2 million.

(d)      Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net loss of unconsolidated special-purpose entities (USPEs) represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 5 to the financial statements).

As of June 30, 1998 and 1997, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the second quarter of 1998 and 1997. Expenses were $0.1 million and $0.9 million, respectively, for the second quarter of 1998 and 1997. The Partnership's share of expenses decreased in the second quarter of 1998 due to repairs required in the second quarter of 1997 that were not needed in the second quarter of 1998.

(e)      Net Income

As a result of the foregoing, the Partnership's net income was $1.5 million for the second quarter of 1998, compared to net income of $0.2 million during the second quarter of 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1998 is not necessarily indicative of future periods. In the second quarter of 1998, the Partnership distributed regular cash distributions of $1.1 million to the limited partners, or $0.15 per weighted-average depositary unit. In addition, the Partnership distributed a special distribution of $3.7 million to the limited partners, or $0.50 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1998 and 1997

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):



                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------
Rail equipment                                                          $  1,461          $  1,800
Trailers                                                                   1,034             1,277
Marine containers                                                            130               384
Aircraft                                                                      49             1,197


Rail equipment: Rail equipment lease revenues and direct expenses were $2.1 million and $0.6 million, respectively, for the six months ended June 30, 1998, compared to $2.3 million and $0.5 million, respectively, during the same period of 1997. Lease revenues decreased due to the sale of rail equipment in 1998 and 1997. Rail equipment expenses increased due to running repairs required on certain of the rail equipment during the six months ended June 30, 1998, which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $1.4 million and $0.4 million, respectively, for the six months ended June 30, 1998, compared to $1.6 million and $0.3 million, respectively, during the same period of 1997. The decrease in net contribution was primarily due to the sale of trailers in 1998 and 1997. Trailer expenses increased due to repairs required on certain of the trailers during the six months ended June 30, 1998, which were not needed during 1997.

Marine containers: Marine container lease revenues were $0.1 million and $0.4 million for the six months ended June 30, 1998 and 1997, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenue.

Aircraft: Aircraft lease revenues and direct expenses were $0.1 million and $35,000, respectively, for the six months ended June 30, 1998, compared to $1.2 million and $19,000, respectively, during the same period of 1997. Aircraft contribution decreased in the six months ended June 30, 1998, compared to the same period in 1997, due to the sale of the remaining aircraft fleet in 1998 and 1997.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.2 million for the six months ended June 30, 1998 decreased from $4.1 million for the same period of 1997. The variances are explained as follows:

(i) A $1.0 million decrease in depreciation and amortization expense from 1997 levels reflects the effect of asset sales in 1998 and 1997.

(ii) A $0.4 million decrease in interest expense is due to the repayment of the Partnership's outstanding debt.

(iii) A $0.2 million decrease in administrative expenses from 1997 levels was due to reduced office expenses and professional services required by the Partnership resulting primarily from asset sales.

(iv) A $0.3 million decrease in bad debt expense due to a $0.1 million decrease in reserve for a certain lessee resulting from the application of security deposits against uncollected outstanding receivable, and the collection of $0.2 million in 1998 of outstanding receivables from certain lessees that were previously reserved for as bad debts in 1997.

(v) A $0.1 million decrease in management fees to affiliates reflects the lower levels of lease revenues in the six months ended June 30, 1998, compared to the same period in 1997.

(c)      Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 1998 totaled $5.6 million, and resulted from the sale or disposal of an aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $1.7 million, for aggregate proceeds of $7.3 million. For the six months ended June 30, 1997, the $1.0 million net gain on disposition of equipment resulted from the sale or disposal of an aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $1.7 million, for aggregate proceeds of $2.7 million.

(d)      Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net loss of unconsolidated special-purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method.

As of June 30, 1998 and 1997, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the six months ended June 30, 1998 and 1997. Expenses were $0.2 million and $1.0 million, respectively, for the six months ended June 30, 1998 and 1997. The Partnership's share of expenses decreased in the six months ended June 30, 1998, due to repairs required during 1997, which were not required for the same period in 1998. During the first quarter of 1998, the General Partner sold for approximately its book value the Partnership's 23% investment in an entity that owned an aircraft.

(e)      Net Income

As a result of the foregoing, the Partnership's net income was $5.9 million for the six months ended June 30, 1998, compared to net income of $0.6 million during the same period of 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1998 is not necessarily indicative of future periods. In the six months ended June 30, 1998, the Partnership distributed regular cash distributions of $2.2 million to the unitholders, or $0.30 per weighted-average depositary unit. In addition, the Partnership distributed a special distribution of $3.7 million to the limited partners, or $0.50 per weighted-average depositary unit.

 (II)         FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the limited partnership agreement. As of June 30, 1998, the Partnership has no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

In the six months ended June 30, 1998, the Partnership used $2.5 million in proceeds from the sale of assets to prepay the outstanding debt.

For the six months ended June 30, 1998, the Partnership generated $2.2 million in operating cash (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities) to meet its operating obligations, but used undistributed available cash from prior periods of approximately $0.1 million to maintain the level of regular cash distributions (total of $2.3 million in the six months ended June 30, 1998) to the partners. During the six months ended June 30, 1998, the General Partner sold owned equipment on behalf of the Partnership and realized proceeds of approximately $7.3 million of which the Partnership received $7.2 million. A special distribution of $3.9 million ($0.50 per weighted-average depositary unit) was paid on May 21, 1998.

During the six months ended June 30, 1998, the Partnership sold or disposed of aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $1.7 million, for proceeds of $7.3 million.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

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



                                     PLM EQUIPMENT GROWTH FUND II
                                     By:  PLM Financial Services, Inc.
                                          General Partner




Date:  August 3, 1998                By:  /s/ Richard Brock
                                          -----------------
                                          Richard Brock
                                          Vice President and
                                          Corporate Controller