Form 10-Q
period 1998-09-30
PLM EQUIPMENT GROWTH FUND II
filed 1998-11-06
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended September 30, 1998

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
                                 BALANCE SHEETS
               (in thousands of dollars, except per unit amounts)




                                                                            September 30,         December 31,
                                                                                1998                  1997
                                                                          ---------------------------------------
Assets

Equipment held for operating lease, at cost                                $      36,705          $     50,707
Less accumulated depreciation                                                    (27,134)              (38,170 )
                                                                          ---------------------------------------
                                                                                   9,571                12,537
Equipment held for sale                                                               --                   788
     Net equipment                                                                 9,571                13,325

Cash and cash equivalents                                                          3,235                   556
Restricted cash                                                                       --                   395
Accounts receivable, less allowance for doubtful
      accounts of $85 in 1998 and $1,146 in 1997                                   1,014                 1,626
Investments in unconsolidated special-purpose entities                               464                 2,680
Prepaid expenses and other assets                                                      3                    49

      Total assets                                                         $      14,287          $     18,631
                                                                          =======================================


Liabilities and partners' capital


Liabilities:
Accounts payable and accrued expenses                                      $         372          $        365
Due to affiliates                                                                     75                   195
Lessee deposits and reserve for repairs                                              782                 1,846
Notes payable                                                                         --                 2,500
                                                                          ---------------------------------------
    Total liabilities                                                              1,229                 4,906
                                                                          ---------------------------------------

Partners' capital:
Limited partners (7,381,805 depositary units as of September 30,
      1998 and December 31, 1997, respectively)                                   13,058                13,725
General Partner                                                                       --                    --
                                                                          ---------------------------------------
    Total partners' capital                                                       13,058                13,725
                                                                          ---------------------------------------

      Total liabilities and partners' capital                              $      14,287          $     18,631
                                                                          =======================================












                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)



                                                       For the Three Months                  For the Nine Months
                                                        Ended September 30,                  Ended September 30,

                                                        1998           1997                  1998            1997
                                                   -------------------------------------------------------------------
Revenues
Lease revenue                                        $   1,872      $   2,606            $    5,569       $   8,112
Interest and other income                                   49             51                   175             195
Net gain on disposition of equipment                       313            336                 5,921           1,363
                                                   -------------------------------------------------------------------
    Total revenues                                       2,234          2,993                11,665           9,670
                                                   -------------------------------------------------------------------

Expenses
Depreciation and amortization                              573          1,014                 1,899           3,387
Repairs and maintenance                                    420            483                 1,416           1,288
Interest expense                                            --            140                    47             566
Insurance expense to affiliate                              --             --                    24              --
Other insurance expense                                     16             25                    56              98
Management fees to affiliate                               103            119                   291             375
General and administrative expenses
      to affiliates                                         92            157                   336             529
Other general and administrative expenses                  152            248                   607             740
Provision for (recovery of) bad debt                         5            310                   (68)            538
                                                   -------------------------------------------------------------------
    Total expenses                                       1,361          2,496                 4,608           7,521
                                                   -------------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                            (119)            12                  (371)         (1,029)
                                                   -------------------------------------------------------------------

      Net income                                     $     754      $     509            $    6,686       $   1,120
                                                   ===================================================================

Partners' share of net income
Limited partners                                     $     697      $     388            $    6,318       $     722
General Partner                                             57            121                   368             398
                                                   -------------------------------------------------------------------

Total                                                $     754      $     509            $    6,686       $   1,120
                                                   ===================================================================

Net income per weighted-average
      depositary unit                                $    0.09      $    0.05            $     0.86       $    0.10
                                                   ===================================================================

Cash distributions                                   $   1,137      $   1,166            $    3,468       $   5,051
                                                   ===================================================================
Cash distributions per weighted-average
      depositary unit                                $    0.15      $    0.15            $     0.45       $    0.65
                                                   ===================================================================

Special cash distributions                           $      --      $      --            $    3,885       $      --
                                                   ===================================================================

Special cash distributions per weighted-
     average depositary unit                         $      --      $      --            $     0.50       $      --
                                                   ===================================================================

Total cash distributions per weighted-
     average depositary unit                         $    0.15      $    0.15            $     0.95       $    0.65
                                                   ===================================================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the period from December 31, 1996 to September 30, 1998 (in thousands of dollars)



                                                                 Limited             General
                                                                Partners             Partner              Total
                                                             -------------------------------------------------------

Partners' capital (deficit) as of December 31, 1996            $   17,434           $    (188 )         $   17,246

Net income                                                          2,196                 499                2,695

Cash distributions                                                 (5,905 )              (311 )             (6,216)

  Partners' capital as of December 31, 1997                        13,725                  --               13,725

Net income                                                          6,318                 368                6,686

Cash distributions                                                 (3,294 )              (174 )             (3,468)

Special cash distributions                                         (3,691 )              (194 )             (3,885)

  Partners' capital as of September 30, 1998                   $   13,058           $      --           $   13,058
                                                             ========================================================






















                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             A Limited Partnership
 STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, (in thousands of dollars)




                                                                                      1998                  1997
                                                                                ---------------------------------------
Operating activities
Net income                                                                        $    6,686             $    1,120
Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
  Net gain on disposition of equipment                                                (5,921 )               (1,363 )
  Depreciation and amortization                                                        1,899                  3,387
  Equity in net loss from unconsolidated special-purpose entities                        371                  1,029
  Changes in operating assets and liabilities:
    Restricted cash                                                                      395                     --
    Accounts receivable, net                                                             629                   (856 )
    Prepaid expenses and other assets                                                     46                  1,003
    Accounts payable and accrued expenses                                                  7                     84
    Due to affiliates                                                                   (120 )                   66
    Lessee deposits and reserve for repairs                                           (1,064 )               (1,070 )
                                                                                ---------------------------------------
      Net cash provided by operating activities                                        2,928                  3,400
                                                                                ---------------------------------------

Investing activities
Proceeds from disposition of equipment                                                 7,759                  4,185
Liquidation distributions from unconsolidated special-purpose entities                 1,425                     --
Reimbursements of capital improvements                                                    --                    (23 )
Distributions from (additional investments in) unconsolidated
      special-purpose entities                                                           420                     16
                                                                                ---------------------------------------
     Net cash provided by investing activities                                         9,604                  4,178
                                                                                ---------------------------------------

Financing activities
Principal payments on notes payable                                                   (2,500 )               (7,217 )
Cash distributions paid to limited partners                                           (6,985 )               (4,798 )
Cash distributions paid to General Partner                                              (368 )                 (253 )
                                                                                ---------------------------------------
     Net cash used in financing activities                                            (9,853 )              (12,268 )
                                                                                ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                   2,679                 (4,690 )

Cash and cash equivalents at beginning of period                                         556                  7,962
                                                                                ---------------------------------------
     Cash and cash equivalents at end of period                                   $    3,235             $    3,272
                                                                                =======================================

Supplemental information
Interest paid                                                                     $       47             $      508
                                                                                =======================================
Sale proceeds included in accounts receivable                                     $       17             $       55
                                                                                =======================================










                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of September 30, 1998 and December 31, 1997, the statements of income for the three and nine months ended September 30, 1998 and 1997, the statements of changes in partners' capital for the period from December 31, 1996 to September 30, 1998, and the statements of cash flows for the nine months ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

2.   Cash Distributions

     Cash distributions are recorded when paid and totaled $3.5 million and $5.1 million for the nine months ended September 30, 1998 and 1997, respectively, and $1.1 million and $1.2 million for the three months ended September 30, 1998 and 1997, respectively. In addition, a $3.9 million special distribution was paid to the partners during the nine months ended September 30, 1998 from the proceeds realized on the sale of equipment in 1998 and 1997. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $0.7 million and $4.1 million for the nine months ended September 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1998, of $1.1 million, are payable during November 1998.

3.   Transactions with General Partner and Affiliates

     Partnership management fees of $0.1 million and $0.2 million were payable as of September 30, 1998 and December 31, 1997, respectively.

     The Partnership's proportional share of the data processing and administrative expenses incurred by the unconsolidated special-purpose entities (USPEs) was $10,000 and $5,000 for the nine months ended September 30, 1998 and 1997, respectively, and $0 and $1,000 for the three months ended September 30, 1998 and 1997, respectively.

4.   Equipment

     Owned equipment held for operating lease is stated at cost. The components of owned equipment held for operating lease are as follows (in thousands of dollars):


                                             September 30,         December 31,
                                                 1998                1997
                                           -------------------------------------
Rail equipment                                $   17,345            $   17,401
Trailers                                          12,135                17,144
Marine containers                                  7,225                 8,308
Aircraft                                              --                 7,854
                                           ----------------------------------------
                                                  36,705                50,707
Less accumulated depreciation                    (27,134 )             (38,170)
                                                   9,571                12,537
Equipment held for sale                               --                   788
      Net equipment                           $    9,571            $   13,325
                                           ========================================

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

4.   Equipment (continued)

     As of September 30, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 120 marine containers and 3 rail equipment with an aggregate net book value of $0.2 million. As of December 31, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 168 marine containers and 3 rail equipment with an aggregate net book value of $0.4 million.

     During the nine months ended September 30, 1998, the Partnership sold or disposed of an aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $1.9 million, for proceeds of $7.8 million. For the nine months ended September 30, 1997, the Partnership sold or disposed of an aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $2.9 million, for proceeds of $4.3 million.

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                      September 30,      December 31,
                                                                          1998              1997
                                                                   ---------------------------------------

50% interest in a Boeing 727-200 aircraft                               $    464           $  1,235
23% interest in a Boeing 727-200 aircraft                                     --              1,445
      Net investments                                                   $    464           $  2,680
                                                                    =======================================

     During the nine months ended September 30, 1998, the General Partner sold a Boeing 727-200 aircraft in which the Partnership owned a 23% interest, at approximately its net book value. The Partnership received liquidating distributions of $1.4 million from this USPE during the first quarter of 1998. The Partnership's 50% investment in a commercial aircraft was off-lease as of September 30, 1998 and December 31, 1997.

6.   Notes Payable

     During the nine months ended September 30, 1998, the Partnership prepaid the $2.5 million remaining outstanding notes payable.

7.   Net Income Per Weighted-Average Depositary Unit

     Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and nine months ended September 30, 1998 and 1997 was 7,381,805, including 1,150 units held in the Treasury.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund II's (the Partnership's) Operating Results for the Three Months Ended September 30, 1998 and 1997

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 1998 when compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):



                                                                           For the Three Months
                                                                            Ended September 30,
                                                                          1998               1997
                                                                      -------------------------------
Rail equipment                                                          $    856          $     795
Trailers                                                                     547                697
Marine containers                                                             42                154
Aircraft                                                                      (2)               459


Rail equipment: Rail equipment lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the third quarter of 1998 and 1997. Railcar contribution increased during the third quarter of 1998 due to lower repairs required during 1998 when compared to the same period of 1997.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the third quarter of 1998, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 1997. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet was a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $43,000 and $1,000, respectively, for the third quarter of 1998, compared to $0.2 million and $3,000, respectively, during the same quarter of 1997. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenues.

Aircraft: Aircraft lease revenues and direct expenses were $0 and $2,000, respectively, for the third quarter of 1998, compared to $0.5 million and $10,000, respectively, during the same quarter of 1997. Aircraft contribution decreased in the third quarter of 1998, compared to the same quarter of 1997, due to the sale of the remaining aircraft fleet in 1998 and 1997.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.9 million for the third quarter of 1998 decreased from $2.0 million for the same quarter in 1997. The variances are explained as follows:

     (i) A $0.4 million decrease in depreciation and amortization expense from 1997 levels reflects the effect of asset sales in 1998 and 1997.

     (ii) The $0.3 million decrease in bad debt expense was due to a decrease in the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (iii) A $0.2 million decrease in administrative expenses from 1997 levels was due to reduced office expenses and professional services required by the Partnership, resulting primarily from the reduced equipment portfolio.

     (iv) A $0.1 million decrease in interest expense was due to the repayment of the Partnership's outstanding debt.

(c) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 1998 totaled $0.3 million, and resulted from the disposal or sale of trailers and marine containers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.4 million. For the same quarter in 1997, the $0.3 million net gain on disposition of equipment resulted from the sale or disposal of an aircraft, trailers, marine containers, and rail equipment, with an aggregate net book value of $1.2 million, for aggregate proceeds of $1.5 million.

(d) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see
Note 5 to the financial statements).

As of September 30, 1998 and 1997, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the third quarter of 1998 and 1997. Expenses were $0.1 for the third quarter of 1998, compared to revenues and expenses of $0.1 million and $0.1 million, respectively, for the same period in 1997.

(e)      Net Income

As a result of the foregoing, the Partnership's net income was $0.8 million for the third quarter of 1998, compared to net income of $0.5 million during the third quarter of 1997. The Partnership's ability to operate and liquidate assets and to re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1998 is not necessarily indicative of future periods. In the third quarter of 1998, the Partnership made regular cash distributions of $1.1 million to the limited partners, or $0.15 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1998 and 1997

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                          1998               1997
                                                                      -------------------------------
Rail equipment                                                          $  2,317          $  2,596
Trailers                                                                   1,581             1,973
Marine containers                                                            172               538
Aircraft                                                                      47             1,656


Rail equipment: Rail equipment lease revenues and direct expenses were $3.2 million and $0.9 million, respectively, for the nine months ended September 30, 1998, compared to $3.4 million and $0.8 million, respectively, during the same period of 1997. Lease revenues decreased due to the sale of rail equipment in 1998 and 1997. Rail equipment expenses increased due to running repairs required on certain of the rail equipment during the nine months ended September 30, 1998, which were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $2.1 million and $0.5 million, respectively, for the nine months ended September 30, 1998, compared to $2.5 million and $0.5 million, respectively, during the same period of 1997. The decrease in net contribution was primarily due to the sale of trailers in 1998 and 1997.

Marine containers: Marine container lease revenues were $0.2 million and $0.5 million for the nine months ended September 30, 1998 and 1997, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenue.

Aircraft: Aircraft lease revenues and direct expenses were $0.1 million and $36,000, respectively, for the nine months ended September 30, 1998, compared to $1.7 million and $30,000, respectively, during the same period of 1997. Aircraft contribution decreased in the nine months ended September 30, 1998, compared to the same period in 1997, due to the sale of the remaining aircraft fleet in 1998 and 1997.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.1 million for the nine months ended September 30, 1998 decreased from $6.1 million for the same period of 1997. The variances are explained as follows:

     (i) A $1.5 million decrease in depreciation and amortization expense from 1997 levels reflects the effect of asset sales in 1998 and 1997.

     (ii) A $0.6 million decrease in bad debt expense was due to a $0.1 million decrease in reserve for a certain lessee resulting from the application of security deposits against uncollected outstanding receivables, the collection of $0.2 million in 1998 of outstanding receivables from certain lessees that were previously reserved for as bad debts in 1997, and a $0.3 million decrease in bad debt expense from a decrease in the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (iii) A $0.5 million decrease in interest expense was due to the repayment of the Partnership's outstanding debt.

     (iv) A $0.3 million decrease in administrative expenses from 1997 levels was due to reduced office expenses and professional services required by the Partnership, resulting primarily from the reduced equipment portfolio.

     (v) A $0.1 million decrease in management fees to affiliates reflects the lower levels of lease revenues in the nine months ended September 30, 1998, compared to the same period in 1997.

(c) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 1998 totaled $5.9 million, and resulted from the sale or disposal of an aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $1.9 million, for aggregate proceeds of $7.8 million. For the nine months ended September 30, 1997, the $1.4 million net gain on disposition of equipment resulted from the sale or disposal of aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $2.9 million, for aggregate proceeds of $4.3 million.

(d) Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net loss of unconsolidated special-purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method.

As of September 30, 1998 and 1997, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the nine months ended September 30, 1998 and 1997. Expenses were $0.4 million, respectively, for the nine months ended September 30, 1998, compared to revenues and expenses of $0.2 million and $1.2 million, respectively, for the same period in 1997. The Partnership's share of revenues decreased in the nine months ended September 30, 1998 due to the sale of its 50% investment in an entity that owned an aircraft engine in the third quarter of 1997. The Partnership's share of expenses decreased due to repairs required during 1997, which were not required for the same period in 1998. During the first quarter of 1998, the General Partner sold for approximately its book value the Partnership's 23% investment in an entity that owned an aircraft.

(e)      Net Income

As a result of the foregoing, the Partnership's net income was $6.7 million for the nine months ended September 30, 1998, compared to net income of $1.1 million during the same period of 1997. The Partnership's ability to operate and liquidate assets and to re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1998 is not necessarily indicative of future periods. In the nine months ended September 30, 1998, the Partnership distributed regular cash distributions of $3.3 million to the limited partners, or $0.45 per weighted-average depositary unit. In addition, the Partnership made a special distribution of $3.7 million to the limited partners, or $0.50 per weighted-average depositary unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the limited partnership agreement. As of September 30, 1998, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

In the nine months ended September 30, 1998, the Partnership used $2.5 million in proceeds from the sale of assets to prepay the outstanding debt.

For the nine months ended September 30, 1998, the Partnership generated $3.3 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from unconsolidated special-purpose entities) to meet its operating obligations, but used undistributed available cash from prior periods of approximately $0.2 million to maintain the level of regular cash distributions (total of $3.5 million or $0.45 per weighted average depositary unit) in the nine months ended September 30, 1998) to the partners. During the nine months ended September 30, 1998, the General Partner sold owned equipment on behalf of the Partnership and realized proceeds of approximately $7.8 million. A special distribution of $3.9 million ($0.50 per weighted-average depositary unit) was paid on May 21, 1998.

During the nine months ended September 30, 1998, the Partnership sold or disposed of aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $1.9 million, for aggregate proceeds of $7.8 million.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products and other business systems, or the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000- compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal year 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000-compliant have not been material. In addition, the General Partner believes the future costs allocable to the Partnership to become Year 2000-compliant will not be material.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner has begun to communicate with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000-compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000-compliant could have a material adverse effect on the business, financial position and results of operations of the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the General Partner determines, or is unable to determine, that third-party non-compliance will have a material adverse effect on the Partnership's business, financial position, or results of operation.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of September 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

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



                                       PLM EQUIPMENT GROWTH FUND II
                                       By: PLM Financial Services, Inc.
                                           General Partner




Date:  November 4, 1998                By: /s/ Richard Brock
                                           -----------------
                                           Richard Brock
                                           Vice President and
                                           Corporate Controller