Form 10-K
period 1998-12-31
PLM EQUIPMENT GROWTH FUND II
filed 1999-03-18
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998.

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

Aggregate market value of voting stock:  N/A

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:

         Class                              Outstanding at March 17, 1999
         -----                              -----------------------------
Limited partnership depositary units:                7,381,805
General Partnership units:                                   1

     An index of exhibits filed with this Form 10-K is located at page 24. Total number of pages in this report: 45.

                                     PART I

ITEM 1.       BUSINESS

(A)  Background

On April 2, 1987, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLM), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 depositary units (the units) in PLM Equipment Growth Fund II, a California limited partnership (the Partnership, the Registrant, or EGF II). The Partnership's offering became effective on June 5, 1987. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence, high residual-value equipment which was purchased with the net proceeds of the initial partnership offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Partnership. All transactions of over $1.0 million must be approved by the PLM International Credit Review Committee (the Committee), which is made up of members of PLM International Senior Management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, its financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), less reasonable reserves to pay distributions to the partners;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity and constantly monitoring equipment markets.

The offering of the Units of the Partnership closed on March 18, 1988. The General Partner contributed $100 for its 5% general partner interest in the Partnership. On November 20, 1990, the units of the Partnership began trading on the American Stock Exchange (AMEX). Thereupon each unitholder received a depositary receipt representing ownership of the number of units owned by such unitholder. The General Partner delisted the Partnership's units from the AMEX on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

As of December 31, 1998, there were 7,381,805 depositary units outstanding.

On January 1, 1999, the Partnership entered its liquidation phase and in accordance with the limited partnership agreement, the General Partner intends to commence an orderly liquidation of the Partnership's assets. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Table  1,  below,  lists  the  equipment  and  the  cost  of  equipment  in  the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities, as of December 31, 1998 (in thousands of dollars):

                                     TABLE 1

 Units                    Type                                       Manufacturer                           Cost
----------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

    458      Box railcars                                         Various                                 $    7,777
    193      Mill gondolas railcars                               Various                                      4,459
    148      Pressurized tank railcars                            Various                                      4,165
     28      Non-Pressurized tank railcars                        Various                                        495
     27      Covered hopper railcars                              ACF Industries                                 424
    622      Dry piggyback trailers                               Various                                      9,572
     41      Refrigerated trailers                                Various                                      1,362
     77      Dry trailers                                         Fruehauf                                       950
    337      Refrigerated marine containers                       Various                                      7,008
                                                                                                          -------------

                Total owned equipment held for operating lease                                            $   36,212<F1>
                                                                                                          =============

Investment in unconsolidated special-purpose entity:

    50%      737-200 Stage II commercial aircraft                 Boeing                                  $    8,046<F1><F2>
                                                                                                          ==============

<F1> Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI, subsequent to the date of acquisition. All equipment was used equipment at the time of purchase.

<F2> Jointly owned:  EGF II (50%) and an affiliated program.





The equipment is generally leased under operating leases with terms of one to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

As of December 31, 1998, approximately 16% of the of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. The remaining trailer fleet operated in the short-line railroad system. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Transamerica Leasing, Union Pacific Railroad Company, Canadian Pacific Railway Company, and Elgin, Jolieit & Eastern Railway.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessors under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e. leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors may write full payout leases at considerably lower rates and for longer terms than the Partnership offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX, General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other investment programs that lease the same types of equipment.

(D)  Demand

The Partnership operates in four primary operating segments: trailer leasing, railcar leasing, aircraft leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for the aircraft which may be leased to a passenger air carrier, the Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Railcars

(a)  Box Railcars

Box railcars are used primarily to transport paper and paper products. Carloadings of paper and paper products fell slightly in 1998, compared to 1997, decreasing by 2% both in the United States and Canada. Prices moved modestly higher for most grades of paper during the year, and a variety of positive industry factors indicates that the upturn could continue for some time. However, the financial difficulties now being experienced in parts of Asia may have a negative effect on future paper industry trends.

All of the Partnership's box cars continued to operate on long-term leases during 1998.

(b)  Mill Gondolas Railcars

Mill gondolas railcars are railcars that are typically used to carry scrap steel from steel processors to small steel mills called minimills for recycling. In 1997, minimills were responsible for 43% of the total steel output in the United States, relatively unchanged from the 42% level of 1996. North American car loadings of scrap steel fell slightly in 1998, down 4% over 1997 levels.

All of the Partnership's mill gondolas railcars continued to operate on long-term leases during 1998.

(c)  Pressurized Tank Railcars

Pressurized tank railcars transport primarily two chemicals: liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). Natural gas is used in a variety of ways in businesses, electric plants, factories, homes, and now even cars. The demand for fertilizer is driven by a number of factors, including grain prices, the status of government farm subsidy programs, the amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar.

In North America, 1998 carload originations of both chemicals and petroleum products remained relatively constant, compared to 1997. The 98% utilization rate of the Partnership's pressurized tank railcars was consistent with this statistic.

(d)  General Purpose (Nonpressurized) Tank Railcars

Tank cars that do not require pressurization are used to transport a variety of bulk liquid commodities and chemicals, including certain petroleum fuels and products, liquefied asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup. The largest consumers of chemical products are the manufacturing, automobile, and housing sectors. Because the bulk liquid industry is so diverse, its overall health is reflected by such general indicators as changes in the Gross Domestic Product, personal consumption expenditures, retail sales, currency exchange rates, and national and international economic forecasts.

In North America, railcar loadings for the commodity group that includes chemicals and petroleum products remained essentially unchanged, compared to 1997. The Partnership's general purpose cars continue to be in high demand, with utilization over 98% in 1998.

(e)  Covered Hopper (Grain) Railcars

Covered hopper railcars are used to transport grain to domestic food processors, poultry breeders, cattle feed lots, and for export. Demand for covered hopper cars softened In 1998, as total North American grain shipments declined 8%, compared to 1997, with grain shipments within Canada contributing to most of this decrease. This has put downward pressure on lease rates, which has been exacerbated by a significant increase in the number of covered hopper cars built in the last few years. Since 1988, there has been a nearly 20% increase in rail transportation capacity assigned to agricultural service. In 1996, just over one-half of all new railcars built were covered hopper cars; in 1997, this percentage dropped somewhat, to 38% of all cars built.

The Partnership's covered hopper cars were not impacted by the decrease in lease rates during 1998, as all of the cars continued to operate on long-term leases.

(2)  Trailers

(a)  Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to ship goods either by truck or by rail. Activity within the North American intermodal trailer market declined slightly in 1998, with trailer shipments down 4% from 1997 levels, due primarily to rail service problems associated with the mergers in this area. Utilization of the intermodal per diem rental fleet, consisting of approximately 170,000 units, was 73%. Intermodal utilization in 1999 is expected to decline another 2% from 1998 levels, due to a slight leveling off of overall economic activity in 1999, after a robust year in 1998.

The General Partner has initiated expanded marketing and asset management efforts for its intermodal trailers, from which it expects to achieve improved trailer utilization and operating results. During 1998, average utilization rates for the Partnership's intermodal trailer fleet approached 80%.

(b)      Over-the Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market remained strong in 1998 as freight levels improved and equipment oversupply was reduced. Many refrigerated equipment users retired older trailers and consolidated their fleets, making way for new, technologically improved units. Production of new equipment is backlogged into the third quarter of 1999. In light of the current tight supply of trailers available on the market, it is anticipated that trucking companies and other refrigerated trailer users will look outside their own fleets more frequently by leasing trailers on a short-term basis to meet their equipment needs.

This leasing trend should benefit the Partnership, which makes most of its trailers available for short-term leasing from rental yards owned and operated by a PLM International subsidiary. The Partnership's utilization of refrigerated trailers showed improvement in 1998, with utilization rates approaching 70%, compared to 60% in 1997.

(c)  Over-the-Road Dry Trailers

The U.S. over-the-road (dry) trailer market continued to recover in 1998, with a strong domestic economy resulting in heavy freight volumes. The leasing outlook continues to be positive, as equipment surpluses of recent years are being absorbed by a buoyant market. In addition to high freight volumes, declining fuel prices have led to a strong trucking industry and improved equipment demand.

The Partnership's dry van fleet experienced strong utilization throughout 1998, with utilization rates remaining well above 70% throughout the year.

(3)      Marine Containers

The marine container market began 1998 with industrywide utilization in the low 80% range. This percentage eroded somewhat during the year, while per diem rental rates remained steady. One factor affecting the market was the availability of historically low-priced marine containers from Asian manufacturers. This trend is expected to remain in 1999, and will continue to put pressure on economic results fleetwide.

The trend toward industrywide consolidation continued in 1998, as the U.S. parent company of one of the industry's top ten container lessors announced that it would be outsourcing the management of its container fleet to a competitor. While this announcement has yet to be finalized, over the long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)  Commercial Aircraft

The world's major airlines experienced a fourth consecutive year of profits, showing a combined marginal net income (net income measured as a percentage of revenue) of 6%, compared to the industry's historical annual rate of 1%. Airlines recorded positive marginal net annual income of 2% in 1995, 4% in 1996, 6% in 1997, and 6% in 1998. The two factors that have led to this increase in profitability are improvements in yield management systems and reduced operating costs, particularly lowered fuel costs. These higher levels of profitability have allowed many airlines to re-equip their fleets with new aircraft, resulting in a record number of orders for manufacturers.


Major airlines increased their fleets from 7,181 aircraft in 1997 to 7,323 in 1998, which has resulted in more used aircraft available on the secondary market. Despite these increases, the number of Stage II aircraft in these fleets (similar to those owned by the Partnership) decreased by 26% from 1997 to 1998, and sharper decreases are expected in 1999. This trend is due to Federal Aviation Regulation section C36.5, which requires airlines to convert 100% of their fleets to Stage III aircraft, which have lower noise levels than Stage II aircraft, by the year 2000 in the United States and the year 2002 in Canada and Europe. Stage II aircraft can be modified to Stage III with the installation of a hushkit that significantly reduces engine noise. The cost of hushkit installation ranges from $1.0 to $2.0 million for the types of aircraft owned by the Partnership.


Orders for new aircraft have risen rapidly worldwide in recent years: 691 in 1995, 1,182 in 1996, 1,328 in 1997, and an estimated 1,500 in 1998. As a result of this increase in orders, manufacturers have expanded their production, and new aircraft deliveries have increased from 482 in 1995, 493 in 1996, and 674 in 1997, to an estimated 825 in 1998.


The industry now has in place two of the three conditions that led to financial problems in the early 1990s: potential excess orders and record deliveries. The missing element is a worldwide recession. Should a recession occur, the industry will experience another period of excess aircraft capacity and surplus aircraft on the ground.

The Partnership has a 50% investment in a 1981 Boeing 737-200 aircraft that has not had a hushkit installed. This aircraft is scheduled to be sold in 1999.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modifications to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

       (1)the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership's remaining aircraft is a Stage II aircraft that does not meet Stage III requirements. The Partnership is scheduled to sell its remaining Stage II aircraft by the year 1999;

       (2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers);

       (3) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars).

As of December 31, 1998, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has either purchased or interests in entities which own equipment. As of December 31, 1998, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $150.0 million, proceeds from the debt financing of $35.0 million and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The
Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

As of March 17, 1999, there were 7,381,805 depositary units outstanding. There are approximately 6,290 depositary unitholders of record as of the date of this report.

There are several secondary markets that will facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

On January 14, 1999, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in 1999. The Partnership is listed on the OTC Bulletin Board under the symbols GFYPZ.

In making the announcement, the General Partner noted that, as in previous years, it will continue to monitor the volume of such trades to ensure that the Partnership remain in compliance with Internal Revenue Service (IRS) Notice
88-75 and IRS Code Section 7704. These IRS regulations contain safe harbor provisions stipulating the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes.

Should the Partnership approach the annual safe harbor limitation later on in 1999, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

Pursuant to the terms of the amended limited partnership agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and cash distributions of the Partnership. Special allocations of income are made to the General Partner to the extent necessary to cause the Investment Account of the General Partner to be zero. Such allocation may not cumulatively exceed five ninety-fifths of the aggregate of the capital contributions made by the Limited Partners and the reinvestment cash available for distribution. The General Partner is the sole holder of such interests.

The Partnership engaged in a plan to repurchase up to 250,000 of the outstanding depositary units. During 1996, the Partnership repurchased 44,500 depositary units at a total cost of $0.2 million. There were no repurchases of depositary units in 1997 or 1998. As of December 31, 1998, the Partnership had purchased and canceled a cumulative total of 117,800 depositary units at a cost of $0.8 million. The General Partner does not plan any future repurchase of depositary units on behalf of the Partnership.











                     (this space intentionally left blank.)

ITEM 6.       SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
   (In thousands of dollars, except weighted-average depositary unit amounts)


                                                  1998           1997            1996            1995            1994
                                               ---------------------------------------------------------------------------

  Operating results:
    Total revenues                             $  13,567      $  12,748       $  14,819       $  18,983      $   26,326
    Net gain on disposition of equipment           5,990          1,922           2,085           1,485           2,347
    Loss on revaluation of equipment                  --             --              --            (667 )          (887 )
    Equity in net income (loss) of
      unconsolidated special-purpose
      Entities                                    (1,484 )         (519 )         6,267              --              --
    Net income                                     6,031          2,695           8,186             937              67

  At year-end:
    Total assets                               $  12,474      $  18,631       $  33,595       $  48,957      $   69,485
    Total liabilities                              1,207          4,906          16,349          30,761          39,332
    Notes payable                                     --          2,500          13,000          27,000          35,000

  Cash distribution                            $   8,489      $   6,216       $   8,957       $  12,549      $   12,620

  Cash distribution representing a
      return of capital to the limited         $   2,458      $   3,709       $   1,045       $  11,847      $   11,989
  partners

  Per weighted-average depositary unit:

  Net income (loss)                            $    0.76<F1>  $    0.30<F1>   $    1.01<F1>   $    0.01<F1>  $    (0.12 )<F1>

  Cash distribution                            $    1.09      $    0.80       $    1.15       $    1.60      $     1.60

  Cash distribution representing a
      return of capital                        $    0.33      $    0.50       $    0.14       $    1.59      $     1.60


<F1> After  reduction of income of $124 ($0.02 per  weighted-average  depositary unit) in 1998, $364 ($0.05 per weighted-average depositary unit) in 1997, $313 ($0.04 per weighted-average depositary unit) in 1996, $815 ($0.11 per weighted-average depositary unit) in 1995, and $963 ($0.13 per weighted-average depositary unit) in 1994, representing special allocations to the General Partner resulting from an amendment to the partnership agreement (see Note 1 to the financial statements).



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund II (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in the various segments in which it operates and its effect on the Partnership's overall financial condition.

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1998 primarily in its aircraft, railcar, trailer, and marine container portfolios.

     (a) Aircraft: The Partnership's 50% investment in a commercial aircraft was off-lease throughout 1997 and 1998. This aircraft is currently being marketed for sale or re-lease.

     (b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. The Partnership's trailer contributions declined from 1997 to 1998 due to the sale and disposition of trailers during 1997 and 1998, which was partially offset by higher utilization for the remaining fleet.

         (c) Marine containers: All of the Partnership's marine container portfolio operates in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. The Partnership's marine container contributions declined from 1997 to 1998 due to the disposition of marine containers and lower utilization for the remaining fleet during 1997 and 1998.

     (d) Railcars: The majority of the Partnership's railcar equipment remained on-lease throughout the year, and thus was not adversely affected by re-leasing and repricing exposure.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment and investment in unconsolidated special purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1998:

     (a) Liquidations: During 1998, the Partnership disposed of aircraft, marine containers, railcars, and trailers for total proceeds of $7.9 million.

     (b) Nonperforming Lessees: In 1996, the General Partner repossessed an aircraft owned by a trust in which the Partnership has a 50% interest, due to the lessee's inability to pay for outstanding receivables. This aircraft remained off lease throughout 1997 and 1998 and is currently being marketed for sale. In addition, in 1997, another aircraft lessee was unable to continue paying its obligations to the Partnership, and as payment for the past due receivables, the Partnership received a 23% interest in a trust that owns a Boeing 727 aircraft. The fair market value of the Partnership's interest in this aircraft approximated its outstanding receivable from the lessee. This plane was sold at its approximate net book value in January 1998. In addition, another aircraft lessee filed for bankruptcy in 1998. The General Partner fully reserved the accounts receivable outstanding from this lessee as of December 31, 1997. This plane was sold for a net gain of $1.1 million in the second quarter of 1998. Other equipment, such as railcars, trailers, and some of the marine containers, experienced minor nonperforming issues that had no significant impact on the Partnership.

(3)  Equipment Valuation and Write-downs

In accordance with Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the equipment carrying values were required for the years ended December 31, 1998, 1997, or 1996.

As of December 31, 1998, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including interest in equipment owned by USPEs, to be $24.5 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

(C)  Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the limited partnership agreement. As of December 31, 1998, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

In 1998, the Partnership used $2.5 million in proceeds from the sale of assets to prepay the Partnership's remaining outstanding debt.

For the year ended December 31, 1998, the Partnership generated $3.1 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, but also used undistributed available cash from prior periods to maintain the current level of distributions (total in 1998 of $8.5 million) to the partners.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, when compared to the same period of 1997. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Rail equipment                                                         $  2,991         $  3,251
  Trailers                                                                  2,074            2,787
  Marine containers                                                           246              666
  Aircraft                                                                     47            1,848


Rail equipment: Railcar lease revenues and direct expenses were $4.2 million and $1.2 million, respectively, for 1998, compared to $4.5 million and $1.2 million, respectively, during 1997. Lease revenues decreased due to the sale of railcars in 1998 and 1997.

Trailers: Trailer lease revenues and direct expenses were $2.8 million and $0.7 million, respectively, for 1998, compared to $3.5 million and $0.7 million, respectively, during 1997. The decrease in net contribution was primarily due to the sale of trailers in 1998 and 1997. Although the number of trailers has been declining, the Partnership incurred higher expenses for trailers operating in the short-line railroad system in 1998 compared to 1997.

Marine containers: Marine container lease revenues were $0.2 million and $0.7 million for 1998 and 1997, respectively. The number of marine containers owned by the Partnership has been declining over the past two years due to sales and dispositions. The result of the declining fleet has been a decrease in marine container revenue.

Aircraft: Aircraft lease revenues and direct expenses were $0.1 million and $36,000, respectively, for 1998, compared to $1.9 million and $0.1 million, respectively, for 1997. Aircraft contribution decreased in 1998, compared to 1997, due to the sale of the remaining aircraft fleet in 1998 and 1997.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.0 million for the year ended December 31, 1998, decreased from $7.5 million for the same period of 1997. Significant variances are explained as follows:

  (i) A $2.0 million decrease in depreciation and amortization expenses from 1997 levels reflects the effect of asset sales in 1997 and 1998.

 (ii) A $0.6 million decrease in interest expense was due to the repayment of the Partnership's outstanding debt during 1998.

     (iii) A $0.4 million decrease in bad debt expense was due to a $0.1 million decrease in reserves for a certain lessee, resulting from the application of security deposits against uncollected outstanding receivables, and a $0.3 million decrease in bad debt expense due to the General Partner's evaluation of the collectibility of receivables due from certain lessees.

 (iv) A $0.3 million decrease in administrative expenses from 1997 levels was due to reduced office expenses and professional services required by the Partnership, resulting from the reduced equipment portfolio.

     (v) A $0.2 million decrease in management fees to affiliates reflects the lower levels of lease revenues in the year ended December 31, 1998, compared to the same period in 1997.

(c)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the year ended December 31, 1998 totaled $6.0 million, which resulted from the sale or disposal of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.9 million, for aggregate proceeds of $7.9 million. For the year ended December 31, 1997, the $1.9 million net gain on disposition of equipment resulted from the sale or disposal of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $3.2 million, for aggregate proceeds of $5.1 million.

(d)  Equity in Net Loss of USPEs

Net loss generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table (in thousands of dollars):


                                                                             For the Years Ended
                                                                                 December 31,
                                                                            1998              1997
  ----------------------------------------------------------------------------------------------------
  Aircraft                                                               $  (1,484 )        $  (519 )


Aircraft: As of December 31, 1998, the Partnership owned a 50% investment in an entity that owns a commercial aircraft. Expenses were $1.5 million for 1998, compared to revenues and expenses of $0.2 million and $0.7 million, respectively, for 1997. The Partnership's share of revenues decreased in 1998 due to the sale of its 50% investment in an entity that owned an aircraft engine in the third quarter of 1997. The Partnership's share of expenses increased due to repairs required during 1998, which were not required for the same period in 1997. During the first quarter of 1998, the General Partner sold for approximately its book value the Partnership's 23% investment in an entity that owned an aircraft. The aircraft in the Partnership's remaining interest in an entity which owns an aircraft was off-lease during 1997 and 1998.

(e)  Net Income

As a result of the foregoing, the Partnership's net income for the period ended December 31, 1998 was $6.0 million, compared to net income of $2.7 million during the same period in 1997. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the life of the Partnership is subject to many factors, and the Partnership's performance in the year ended December 31, 1998 is not necessarily indicative of future periods. In the year ended December 31, 1998, the Partnership distributed $8.1 million to the limited partners, or $1.09 per weighted-average depositary unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1997, when compared to 1996. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):



                                                                             For the Years Ended
                                                                                December 31,
                                                                            1997             1996
                                                                         ----------------------------
  Rail equipment                                                         $  3,251     $      3,111
  Trailers                                                                  2,787            3,382
  Aircraft                                                                  1,848            2,390
  Marine containers                                                           666            1,255


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

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.5 million for the year ended December 31, 1997, decreased from $10.6 million in 1996. Significant variances are explained as follows:

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

(c)  Interest and Other Income

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

(e)  Equity in Net Income (Loss) of USPEs

Equity in net income (loss) of unconsolidated special-purpose entities represents net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements) (in thousands of dollars).


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1997             1996
                                                                         ----------------------------
  Aircraft                                                               $   (519 )      $    (712 )
  Mobile offshore drilling unit                                                --            6,979


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

(f)  Net Income or Loss

As a result of the foregoing, the Partnership's net income of $2.7 million for the year ended December 31, 1997, decreased from net income of $8.2 million during the same period for 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1997 is not necessarily indicative of future periods. In the year ended December 31, 1997, the Partnership distributed $5.9 million to the limited partners, or $0.80 per weighted-average limited partner depositary unit.

(E)  Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to
Note 6 to the financial statements for information on the revenues, net income, and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to significantly change in the future as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location, or sell the assets.

The Partnership's owned equipment on lease to U.S.-domiciled lessees consists of trailers and railcars. During 1998, lease revenues generated by wholly and partially owned equipment in the United States accounted for 77% of the lease revenues, while net operating income accounted for $3.3 million of the $6.0 million aggregate net income for the Partnership. This is primarily a result of the fact that the Partnership sold trailers, railcars, and aircraft during 1998 that were operated in the United States, which resulted in $1.8 million in net gains.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 1998, lease revenues in Canada accounted for 19% of total lease revenues, while the operations accounted for $1.2 million of the aggregate net income generated by wholly and partially owned equipment. The primary reason for this relationship is that the Partnership sold railcars during 1998, which resulted in $0.6 million in net gains.

The Partnership's investment in equipment owned by a USPE in South Asia accounted for none of the Partnership's lease revenue from wholly and partially owned equipment. This equipment resulted in a $1.5 million of operating net loss, due to the aircraft being off lease in 1998.

In 1998, marine containers, which were leased in various regions throughout the year, accounted for 3% of the lease revenues from wholly and partially owned equipment. This equipment resulted in $0.2 million of the aggregate net operating loss in 1998, due to low utilization of the Partnership's aging fleet.

European operations consisted of an aircraft that accounted for none of the lease revenues from wholly and partially owned equipment, while net income generated by this equipment accounted for $3.7 million of the aggregate net income generated by the Partnership in 1998. The primary reason for this relationship is that the Partnership sold the remaining equipment in this region during 1998, which resulted in $3.7 million in net gains.

(F) Effects of Year 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). Since the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. Also, the General Partner believes the future cost allocable to the Partnership to become Year 2000 compliant will not be material.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner is currently contacting equipment manufacturers of the Partnership's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The General Partner does not expect that non-Year 2000 compliance of the Partnership's leased equipment portfolio will have an adverse material impact on its financial statements. Some risks associated with the Year 2000 problem are beyond the ability of the General Partner or Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations from the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance, and will develop a contingency plan if the General Partner determines that third-party non-compliance will have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The General Partner anticipates these plans will be completed by September 30, 1999.

(G)  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1998, 1997, or 1996.

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

(J)  Outlook for the Future

Since the Partnership entered its liquidation phase in January of 1999, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use excess cash flow from operations to satisfy its operating requirements, and to pay cash distributions to the investors.

(1)  Repricing Risk

Certain of the Partnership's trailers, railcars, and marine containers will be remarketed in 1999 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership is scheduled to sell its remaining Stage II aircraft by the year 1999.

(3)  Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to existing distribution levels. In the long term, changing market conditions and used equipment values precludes the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

Since the Partnership has entered the active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced in the future, significant asset sales may result in potential special distributions to unitholders.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 1998, 23% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S.
dollar denominated lease payments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
























                     (This space intentionally left blank.)

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL
           AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        60      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    51      Director, PLM International, Inc.

Douglas P. Goodrich                      52      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   33      Director, PLM International, Inc.

Howard M. Lorber                         50      Director, PLM International, Inc.

Harold R. Somerset                       63      Director, PLM International, Inc.

Robert L. Witt                           58      Director, PLM International, Inc.

J. Michael Allgood                       50      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Robin L. Austin                          52      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          52      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          36      Vice President and Corporate Controller, PLM International, Inc.
                                                 and PLM Financial Services, Inc.

James C. Chandler                        50      Vice President, Planning and Development, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           36      Vice President, Secretary, and General Counsel, PLM
                                                 International, Inc. and PLM Financial Services, Inc.

Janet M. Turner                          42      Vice President, Investor Relations and Corporate Communications,
                                                 PLM International, Inc. and PLM Investment Management, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed a Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners, Mr. Caudill held senior investment banking positions at Prudential Securities, Morgan Grenfell Inc., and The First Boston Corporation. Mr. Caudill also serves as a director of Northwest Biotherapeutics, Inc., VaxGen, Inc., SBE, Inc., and RamGen, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation of Chicago, Illinois, a subsidiary of Guardian Industries Corporation, from December 1980 to September 1985.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners II, L.P., which is PLM International's largest shareholder, currently owning 16% of the Company's common stock. Additionally, Mr. Lichtenstein is Chairman of the Board of Aydin Corporation, a NYSE-listed defense electronics concern, as well as a director of Gateway Industries, Rose's Holdings, Inc., and Saratoga Beverage Group, Inc. Mr. Lichtenstein is a graduate of the University of Pennsylvania, where he received a Bachelor of Arts degree in economics.

Howard M. Lorber was elected to the Board of Directors in January 1999. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation and serves on the boards of several community service organizations. He is a graduate of Long Island University, where he received a Bachelor of Arts degree and a Masters degree in taxation. Mr. Lorber also received charter life underwriter and chartered financial consultant degrees from the American College in Bryn Mawr, Pennsylvania. He is a trustee of Long Island University and a member of the Corporation of Babson College.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President and General Counsel. Mr. Somerset holds a law degree from Harvard Law School as well as a degree in civil engineering from the Rensselaer Polytechnic Institute and a degree in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

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

Robin L. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, from February 1980 to March 1984. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps and served in the United States Marine Corp Reserves from 1978 to 1998. She retired as a Colonel of the United States Marine Corps Reserves in 1998. Ms. Austin has served on the Board of Directors of the Marines' Memorial Club and is currently on the Board of Directors of the International Diplomacy Council.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice
President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

James C. Chandler became Vice President, Planning and Development of PLM International in April 1996. From 1994 to 1996 Mr. Chandler worked as a consultant to public companies, including PLM, in the formulation of business growth strategies. Mr. Chandler was Director of Business Development at Itel Corporation from 1987 to 1994, serving with both the Itel Transportation Group and Itel Rail.

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

Janet M. Turner became Vice President of Investor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership, subject to certain special allocations of income. As of December 31, 1998, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

     (B) Security Ownership of Management

         Table 3, below, sets forth, as of the date of this report, the amount and the percent of the Partnership's outstanding depositary units beneficially owned by each director and executive officer and all directors and executive officers as a group of the General Partner and its affiliates:

                                     TABLE 3


         Name                           Depositary Units       Percent of Units

         Robert N. Tidball                   400                     *

         All directors and officers
         as a group (1 person)               400                     *


         * Less than 1% of the depositary units outstanding.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         During 1998, management fees to IMI were $0.4 million. During 1998, the Partnership reimbursed FSI and its affiliates $0.4 million for administrative services and data processing expenses performed on behalf of the Partnership.

         During 1998, the USPEs paid or accrued $12,000 to FSI or its affiliates (based on the Partnership's proportional share of ownership) for administrative services and data processing expenses.

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


Date:  March 17, 1999               PLM EQUIPMENT GROWTH FUND II
                                    PARTNERSHIP

                                    By: PLM Financial Services, Inc.
                                        General Partner



                                    By: /s/ Douglas P. Goodrich
                                        ------------------------------
                                        Douglas P. Goodrich
                                        President and Director



                                    By: /s/ Richard K Brock
                                        ------------------------------
                                        Richard K Brock
                                        Vice President and
                                        Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                            Capacity                    Date


*_____________________
Robert N. Tidball             Director, FSI             March 17, 1999


*_____________________
Douglas P. Goodrich           Director, FSI             March 17, 1999


*_____________________
Stephen M. Bess               Director, FSI             March 17, 1999



* Susan C. Santo, by signing her name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/ Susan C. Santo
-----------------------
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                     Page

Independent auditors' report                                          27

Balance sheets as of December 31, 1998 and 1997                       28

Statements of income for the years ended
     December 31, 1998, 1997, and 1996                                29

Statements of changes in partners' capital for the years
     ended December 31, 1998, 1997, and 1996                          30

Statements of cash flows for the years ended
     December 31, 1998, 1997, and 1996                                31

Notes to financial statements                                         32-41


All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth Fund II:

We have audited the accompanying financial statements of PLM Equipment Growth Fund II (the Partnership) as listed in the accompanying index to the financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund II, in accordance with the limited partnership agreement, entered its passive phase on January 1, 1996 and as a result, the Partnership is not permitted to reinvest in equipment. On January 1, 1999 the Partnership entered its liquidation phase and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/S/ KPMG LLP
-----------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1999

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)




                                                                                      1998                 1997
                                                                                  ---------------------------------
  Assets

  Equipment held for operating lease, at cost                                     $   36,212           $   50,707
  Less accumulated depreciation                                                      (27,223 )            (38,170 )
                                                                                  ---------------------------------
                                                                                       8,989               12,537
  Equipment held for sale                                                                 --                  788
  -----------------------------------------------------------------------------------------------------------------
      Net equipment                                                                    8,989               13,325

  Cash and cash equivalents                                                            1,986                  556
  Restricted cash                                                                         --                  395
  Accounts receivable, less allowance for doubtful
      accounts of $91 in 1998 and $1,146 in 1997                                         975                1,626
  Investments in unconsolidated special-purpose entities                                 494                2,680
  Prepaid expenses and other assets                                                       30                   49
  -----------------------------------------------------------------------------------------------------------------

        Total assets                                                              $   12,474           $   18,631
                                                                                  =================================

  Liabilities and partners' capital

  Liabilities

  Accounts payable and accrued expenses                                           $      352           $      365
  Due to affiliates                                                                       83                  195
  Lessee deposits and reserve for repairs                                                772                1,846
  Notes payable                                                                           --                2,500
                                                                                  ---------------------------------
     Total liabilities                                                                 1,207                4,906
                                                                                  ---------------------------------

  Partners' capital
  Limited partners (7,381,805 depositary units as of
     December 31, 1998 and 1997)                                                      11,267               13,725
  General Partner                                                                         --                   --
                                                                                  ---------------------------------
      Total partners' capital                                                         11,267               13,725
                                                                                  ---------------------------------

        Total liabilities and partners' capital                                   $   12,474           $   18,631
                                                                                  =================================












                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)




                                                                             1998            1997           1996
                                                                         --------------------------------------------
  Revenues

  Lease revenue                                                          $    7,355      $   10,583      $  12,379
  Interest and other income                                                     222             243            355
  Net gain on disposition of equipment                                        5,990           1,922          2,085
                                                                         --------------------------------------------
     Total revenues                                                          13,567          12,748         14,819

  Expenses

  Depreciation and amortization                                               2,413           4,407          5,698
  Repairs and maintenance                                                     1,890           1,959          2,172
  Equipment operating expenses                                                   65              --             --
  Insurance expense to affiliate                                                 16              (5 )           --
  Other insurance expenses                                                       66             120            112
  Management fees to affiliate                                                  369             518            583
  Interest expense                                                               47             650          1,815
  General and administrative expenses to affiliate                              428             575            727
  Other general and administrative expenses                                     807             934          1,078
  (Recovery of) provision for bad debt                                          (49 )           376            715
  -------------------------------------------------------------------------------------------------------------------
                                                                         --------------------------------------------
     Total expenses                                                           6,052           9,534         12,900

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                               (1,484 )          (519 )        6,267
                                                                         --------------------------------------------

        Net income                                                       $    6,031      $    2,695      $   8,186
                                                                         ============================================

  Partners' share of net income

  Limited partners                                                       $    5,606      $    2,196      $   7,464
  General Partner                                                               425             499            722
  -------------------------------------------------------------------------------------------------------------------

        Total                                                            $    6,031      $    2,695      $   8,186
                                                                         ============================================

  Net income per weighted-average depositary unit                        $     0.76      $     0.30      $    1.01
  ===================================================================================================================

  Cash distribution                                                      $    4,604      $    6,216      $   8,957
  Special cash distribution                                                   3,885              --             --
  ===================================================================================================================
  Total distribution                                                     $    8,489      $    6,216      $   8,957
  ===================================================================================================================

  Per weighted-average depositary unit:
  Cash distribution                                                      $     0.59      $     0.80      $    1.15
  Special cash distribution                                                    0.50              --             --
  -------------------------------------------------------------------------------------------------------------------
  Total distribution                                                     $     1.09      $     0.80      $    1.15
                                                                         ============================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1998, 1997, and 1996
                            (in thousands of dollars)


                                                                  Limited            General
                                                                 Partners            Partner            Total
                                                                --------------------------------------------------

  Partners' capital (deficit) as of December 31, 1995           $   18,658           $  (462 )        $   18,196

  Net income                                                         7,464               722               8,186

  Repurchase of depositary units                                      (179 )              --                (179 )

  Cash distribution                                                 (8,509 )            (448 )            (8,957 )
                                                                --------------------------------------------------

    Partners' capital (deficit) as of December 31, 1996             17,434              (188 )            17,246

  Net income                                                         2,196               499               2,695

  Cash distribution                                                 (5,905 )            (311 )            (6,216 )
  ----------------------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 1997                       13,725                --              13,725

  Net income                                                         5,606               425               6,031

  Cash distribution                                                 (4,373 )            (231 )            (4,604 )

  Special cash distribution                                         (3,691 )            (194 )            (3,885 )
  ----------------------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 1998                   $   11,267           $    --          $   11,267
                                                                ==================================================






















                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)




  Operating activities                                                       1998            1997            1996
                                                                         --------------------------------------------
  Net income                                                             $    6,031      $    2,695      $    8,186
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                             2,413           4,407           5,698
    Net gain on disposition of equipment                                     (5,990 )        (1,922 )        (2,085 )
    Equity in net (income) loss of unconsolidated
        special-purpose entities                                              1,484             519          (6,267 )
    Changes in operating assets and liabilities:
      Restricted cash                                                           395            (100 )           253
      Accounts receivable, net                                                  684            (277 )           385
      Prepaid expenses and other assets                                          19             960            (957 )
      Accounts payable and accrued expenses                                     (13 )           (47 )             3
      Due to affiliates                                                        (112 )            85            (288 )
      Lessee deposits and reserve for repairs                                (1,074 )          (954 )          (127 )
                                                                         --------------------------------------------
        Net cash provided by operating activities                             3,837           5,366           4,801
                                                                         --------------------------------------------

  Investing activities
  Proceeds from disposition of equipment                                      7,880           5,089           4,761
  Distribution from liquidation of unconsolidated
      special-purpose entities                                                1,425              --          14,272
  (Additional investments in) distributions from
      unconsolidated special-purpose entities                                  (723 )        (1,145 )           845
  Payments for capital improvements and other                                    --              --              (8 )
  -------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                             8,582           3,944          19,870
                                                                         --------------------------------------------

  Financing activities
  Principal payments on notes payable                                        (2,500 )       (10,500 )       (14,000 )
  Cash distribution paid to limited partners                                 (8,064 )        (5,905 )        (8,509 )
  Cash distribution paid to General Partner                                    (425 )          (311 )          (448 )
  Repurchase of depositary units                                                 --              --            (179 )
                                                                         --------------------------------------------
        Net cash used in financing activities                               (10,989 )       (16,716 )       (23,136 )
                                                                         --------------------------------------------

  Net increase (decrease) in cash and cash equivalents                        1,430          (7,406 )         1,535
  Cash and cash equivalents at beginning of year                                556           7,962           6,427
                                                                         --------------------------------------------
  Cash and cash equivalents at end of year                               $    1,986      $      556      $    7,962
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $       47      $      653      $    1,815
  ===================================================================================================================









                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund II, a California limited partnership (the Partnership), was formed on March 30, 1987. The Partnership engages primarily in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. The Partnership commenced significant operations in June 1987. PLM Financial Services, Inc.
     (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

     The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events. Since the end of 1995, in accordance with the Partnership Agreement, the General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. Beginning January 1, 1999, the General Partner will begin the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell.

     FSI manages the affairs of the Partnership. The net income (loss) and cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner, (see Net Income (Loss) and Distributions per Depositary Unit, below). The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return.

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment of the Partnership is managed under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other programs.

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and typically 12 years for most other types of equipment.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation (continued)

     Depreciation and Amortization (continued)

     The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Lease negotiation fees were amortized over the initial equipment lease term. Debt issuance costs were amortized over the term of the loan for which they are paid. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

     Transportation Equipment

     In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1998, 1997 or 1996.

     Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

     Investments in Unconsolidated Special-Purpose Entities

     The Partnership has an interest in an unconsolidated special-purpose entity
     (USPE) that owns an aircraft. This interest is accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI. The Partnership's interests in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

     Repairs and Maintenance

     Repair and maintenance cost to railcars and the trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing, are usually the obligation of the Partnership. Maintenance costs of most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation (continued)

     Net Income (Loss) and Distributions per Depositary Unit

     The net income (loss) of the Partnership is generally allocated 95% to the limited partners and 5% to the General Partner. Special allocations of income are made to the General Partner to the extent necessary to cause the Investment Account of the General Partner to be zero. Such allocation may not cumulatively exceed five ninety-fifths of the aggregate of the capital contributions made by the Limited Partners and the reinvestment cash available for distribution. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. During 1998, the General Partner received a special allocation of income of $0.1 million ($0.4 million in 1997 and $0.3 million in 1996).

     Cash distributions are recorded when paid. Cash distributions relating to the fourth quarter of 1998, 1997, and 1996 of $1.1 million ($0.15 per weighted-average depositary unit), $1.2 million ($0.16 per weighted-average depositary unit), and $1.9 million ($0.25 per weighted-average depositary unit), respectively, were paid during the first quarter of 1999, 1998, and 1997.

     Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $2.5 million, $3.7 million, and $1.0 million in 1998, 1997, and 1996, respectively, were deemed to be a return of capital.

     Net Income Per Weighted-Average Depositary Unit

     Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 1998, 1997, and 1996 were 7,381,805, 7,381,805, and 7,384,738, respectively.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates fair market value due to the short-term nature of the investments.

     Comprehensive Income

     During 1998, the Partnership adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources. The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 1998, 1997, and 1996.

     Restricted Cash

     Lessee security deposits held by the Partnership are considered restricted cash.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

2.   Transactions with General Partner and Affiliates

     An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (i) 5% of Gross Revenues (as defined in the agreement) prior to the payment of any principal and interest incurred in connection with any indebtedness, or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to certain adjustments. Partnership management fees of $0.1 million and $0.2 million, were payable as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of the USPE's management fee expenses were $0, $0, and $44,000, respectively during 1998, 1997, and 1996. The Partnership reimbursed FSI and its affiliates $0.4 million, $0.6 million, and $0.7 million in 1998, 1997, and 1996, respectively, for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional share of the USPE's administrative and data processing expenses reimbursed to FSI were $12,000, $9,000 and $23,000 during 1998, 1997 and 1996, respectively.

     As of December 31, 1998, approximately 16% of the of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

  3. Equipment

    The components of owned equipment as of December 31, were as follows (in thousands of dollars):


Equipment held for operating leases                         1998                1997
-----------------------------------
                                                        ----------------------------------

Rail equipment                                          $   17,320          $    17,401
Trailers                                                    11,884               17,144
Marine containers                                            7,008                8,308
Aircraft                                                        --                7,854
                                                        ----------------------------------
                                                            36,212               50,707
Less accumulated depreciation                              (27,223 )            (38,170 )
                                                        --------------------------------
                                                             8,989               12,537
Equipment held for sale                                         --                  788
                                                        ----------------------------------
    Net equipment                                       $    8,989          $    13,325
                                                        ==================================

     Revenues are earned by placing the equipment under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of December 31, 1998, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 6 railcars and 115 marine containers with an aggregate net book value of $0.2 million. As of December 31, 1997, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 3 railcars and 168 marine containers with an aggregate net book value of $0.4 million.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

3.   Equipment (continued)

     During 1998, the General Partner sold or disposed of aircraft, marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $1.9 million, for proceeds of $7.9 million. During 1997, the General Partner sold or disposed of marine containers, trailers, railcars, and an aircraft owned by the Partnership, with an aggregate net book value of $3.2 million, for proceeds of $5.1 million.

     No equipment was held for sale as of December 31, 1998. As of December 31, 1997, equipment held for sale included a commercial aircraft with a net book value of $0.6 million and 44 covered hopper railcars with a net book value of $0.2 million.

     There were no reductions to the carrying values of equipment in 1998, 1997, or 1996.

     All owned equipment on lease is being accounted for as operating leases. Future minimum rents under noncancelable operating leases as of December 31, 1998 during each of the next five years are approximately $3.3 million in 1999, $2.5 million in 2000, $0.9 million in 2001, $0.3 million in 2002, and $0.3 million in 2003. Contingent rentals based upon utilization were approximately $0.9 million, $1.3 million, and $1.3 million in 1998, 1997, and 1996, respectively.

4.   Investments in Unconsolidated Special-Purpose Entities

     The following summarizes the financial information for the special-purpose entities and the Partnership's interests therein as of and for the year ended December 31 (in thousands of dollars):


                                            1998                          1997                          1996
                                           --------                      --------                      --------
                                                  Net                           Net                           Net
                                  Total       Interest of         Total     Interest of         Total     Interest of
                                   USPEs      Partnership         USPEs     Partnership         USPEs     Partnership
                                 ----------------------------  ----------------------------  ---------------------------

           Net investments        $    992       $     494     $   8,891       $   2,680     $   3,354  $        1,665
           Lease revenues               --              --            --              --         2,418           1,284
           Net income (loss)        (3,028 )        (1,484 )      (1,039 )          (519 )      11,295           6,267


     The net investments in USPEs include the following jointly-owned equipment as of December 31 (and related assets and liabilities) (in thousands of dollars):


                                                                 1998                1997
                                                           ---------------------------------

23% interest in a Boeing 727-200 aircraft                     $      --           $   1,445
50% interest in a Boeing 737-200 aircraft                           494               1,235
--------------------------------------------------------------------------------------------

    Net investments                                           $     494           $   2,680
============================================================================================


     During the year ended December 31, 1998, the General Partner sold a Boeing 727-200 aircraft in which the Partnership owned a 23% interest, at approximately its net book value. The Partnership received liquidating distributions of $1.4 million from this USPE during the first quarter of 1998.

     During the year ended December 31, 1996, the General Partner sold a mobile offshore drilling unit in which the Partnership owned a 55% interest, with a net book value of $7.2 million, for proceeds of $14.3 million. The Partnership received liquidating distributions from the USPE that owned the asset during the third quarter of 1996.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

     The Partnership's 50% interest in a commercial aircraft, included as an investment in an unconsolidated special-purpose entity, was off lease as of December 31, 1998.

5.   Operating Segments

     The Partnership operates in four primary operating segments: aircraft leasing, marine container leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expense, and certain other expenses. The segments are managed separately due to different business strategies for each operation.

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                     Marine
                                          Aircraft  Container   Trailer   Railcar    All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Other<F1>   Total
    ------------------------------------  -------    -------    -------   -------    ----        -----

    Revenues
      Lease revenue                        $    83   $    251   $  2,801  $  4,220   $     --  $  7,355
      Interest income and other                 --          3         --         6        213       222
      Net gain (loss) on disposition
        of equipment                         4,835        (21 )      775       401         --     5,990
                                          --------------------------------------------------------------
        Total revenues                       4,918        233      3,576     4,627        213    13,567

    Expenses
      Operations support                        36          5        727     1,229         40     2,037
      Depreciation and amortization             74        379      1,143       817         --     2,413
      Interest expense                          --         --         --        --         47        47
      General and administrative expenses       48         31        590       372        563     1,604
      Provision for bad debts                  (72 )       --         11        12         --       (49 )
                                          --------------------------------------------------------------
        Total costs and expenses                86        415      2,471     2,430        650     6,052
                                          --------------------------------------------------------------
    Equity in net income (loss) of USPEs     (1,484)       --         --        --         --    (1,484 )
                                          --------------------------------------------------------------
                                          ==============================================================
    Net income (loss)                      $ 3,348   $   (182 ) $  1,105  $  2,197   $   (437 )$  6,031
                                          ==============================================================

    As of December 31, 1998
    Total assets                           $   494   $  1,166   $  4,677  $  3,146   $  2,991  $ 12,474
                                          ==============================================================


<F1> Includes costs not  identifiable  to a particular  segment such as interest expenses and certan interest income and other, operations suport expenses and general and administrative expenses.









                     (this space intentionally left blank.)

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.       Operating Segments (continued)


                                                     Marine
                                          Aircraft  Container   Trailer   Railcar    All
    For the Year Ended December 31, 1997  Leasing    Leasing    Leasing   Leasing    Other<F2>   Total
    ------------------------------------  -------    -------    -------   -------    ----        -----

    Revenues
      Lease revenue                        $ 1,903   $    673   $  3,479  $  4,528   $     --  $ 10,583
      Interest income and other                 --          8         --        12        223       243
      Net gain (loss) on disposition
        of equipment                         1,349        245        310        18         --     1,922
                                          ----------------------------------------------------------------
        Total revenues                       3,252        926      3,789     4,558        223    12,748

    Expenses
      Operations support                        55         10        694     1,277         38     2,074
      Depreciation and amortization          1,252        521      1,618       859        157     4,407
      Interest expense                          --         --         --        --        650       650
      General and administrative expenses      132         59        769       420        647     2,027
      Provision for bad debts                  260        113         (5 )       8         --       376
                                          ----------------------------------------------------------------
        Total costs and expenses             1,699        703      3,076     2,564      1,492     9,534
                                          ----------------------------------------------------------------
    Equity in net income (loss) of USPEs      (519 )       --         --        --         --      (519 )
                                          ----------------------------------------------------------------
                                          ================================================================
    Net income (loss)                      $ 1,034   $    223   $    713  $  1,994   $ (1,269 )$  2,695
                                          ================================================================

    As of December 31, 1997
    Total assets                           $ 3,757   $  1,760   $  6,359  $  4,129   $  2,626  $ 18,631
                                          ================================================================

<F2> Includes costs not  identifiable  to a particular  segment such as interest expenses, and amortization expense, and certain interest income and other, operations support expenses and general and administrative expenses.





                                                     Marine
                                          Aircraft  Container   Trailer   Railcar    All
    For the Year Ended December 31, 1996  Leasing    Leasing    Leasing   Leasing    Other<F3>   Total
    ------------------------------------  -------    -------    -------   -------    ----        -----

    Revenues
      Lease revenue                        $ 2,437   $  1,254   $  4,089  $  4,599   $     --  $ 12,379
      Interest income and other                 --         --          8         3        344       355
      Net gain (loss) on disposition
        of equipment                         1,188        345        (26 )     578         --     2,085
                                          --------------------------------------------------------------
        Total revenues                       3,625      1,599      4,071     5,180        344    14,819

    Expenses
      Operations support                        47          3        706     1,486         42     2,284
      Depreciation and amortization          1,998        651      2,042       927         80     5,698
      Interest expense                          --         --         --        --      1,815     1,815
      General and administrative expenses      202         81        905       465        735     2,388
      Provision for bad debts                   44        524        204       (57 )       --       715
                                          --------------------------------------------------------------
        Total costs and expenses             2,291      1,259      3,857     2,821      2,672    12,900
                                          --------------------------------------------------------------
    Equity in net income (loss) of USPEs      (713 )       --         --        --      6,980     6,267
                                          --------------------------------------------------------------
                                          ==============================================================
    Net income (loss)                      $   621   $    340   $    214  $  2,359   $  4,652  $  8,186
                                          ==============================================================

    As of December 31, 1996
    Total assets                           $ 5,990   $  2,748   $  8,662  $  5,007   $ 10,277  $ 32,684
                                          ==============================================================


<F3> Includes costs not  identifiable  to a particular  segment such as interest expenses, and amortization expense, and certain interest income and other, operations support expenses and general and administrative expenses. Also includes income from an investment in an entity owning a mobile offshore drilling unit.



                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

6.   Geographic Information

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in five geographic regions: South Asia, Canada, the United States, Asia, and Europe. Marine containers are leased to multiple lessees in different regions that operate worldwide. The tables below set forth geographic information about the Partnership's owned equipment and investments in USPEs grouped by domiciles of the lessees as of and for the years ended December 31, 1998, 1997, and 1996 (in thousands of dollars):

     The following table sets forth lease revenue information by region for the years ended December 31, are as follows (in thousands of dollars):


                                             Owned Equipment                        Investments In USPEs
   Region                           1998          1997          1996          1998          1997         1996
   ----------------------------  ----------------------------------------  ---------------------------------------

   United States                 $   5,680     $   7,762     $   8,516     $      --       $    --    $      --
   Canada                            1,424         1,208         1,765            --            --           --
   Europe                               --           940           840            --            --           --
   South Asia                           --            --            --            --            --        1,284
   Rest of the world                   251           673         1,258            --            --           --
                                 ========================================  =======================================
       Lease revenues            $   7,355     $  10,583     $ 12,379      $      --       $    --    $   1,284
                                 ========================================  =======================================

     The following table sets forth net income (loss) information by region for the years ended December 31, are as follows (in thousands of dollars):


                                                     Owned Equipment                     Investments in USPEs
                                          --------------------------------------- ------------------------------------
    Region                                   1998          1997         1996         1998         1997        1996
    ------------------------------------  --------------------------------------- ------------------------------------

    United States                         $   3,270     $  3,533     $   2,075    $      --     $    --    $     --
    Canada                                    1,162          470           927           --          --          --
    Europe                                    3,702          260           162           --          --          --
    South Asia                                   --           --            --       (1,484 )      (519 )     6,267
    Asia                                         --           --           763           --          --          --
    Rest of the world                          (182 )        218           320           --          --          --
                                          --------------------------------------- ------------------------------------
    Regional income (loss)                    7,952        4,481         4,247       (1,484 )      (519 )     6,267
    Administrative and other                   (437 )     (1,267 )      (2,328 )         --          --          --
                                          ======================================= ====================================
        Net income (loss)                 $   7,515     $  3,214     $   1,919    $  (1,484 )   $  (519 )  $  6,267
                                          ======================================= ====================================


                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

6.   Geographic Information (continued)

     The net book value of these assets as of December 31, are as follows (in thousands of dollars):


                                             Owned Equipment                      Investments in USPEs
                                   ------------------------------------   -------------------------------------
       Region                         1998        1997        1996            1998        1997         1996
       --------------------------  ------------------------------------   -------------------------------------

       United States               $   7,014   $   9,760   $  14,538      $       --   $      --   $       --
       Canada                            809       1,016       2,215              --          --           --
       Europe                             --          --       1,241              --          --           --
       South Asia                         --          --          --             494       1,235        1,665
       Rest of the world               1,166       1,761       2,748              --          --           --
                                   ----------------------------------     -------------------------------------
                                       8,989      12,537      20,742             494       1,235        1,665
       Equipment held for sale            --         788          --              --       1,445           --
                                   ==================================     =====================================
           Net book value          $   8,989   $  13,325   $  20,742      $      494   $   2,680   $    1,665
                                   ==================================     =====================================

7.   Debt

     During the first quarter of 1998, the General Partner used a portion of the Partnership's equipment sales proceeds to pay off the remaining $2.5 million secured note payable. The balance on this note was $2.5 million on December 31, 1997. This note required quarterly interest payments. Interest was charged at LIBOR plus 1.55% per annum.

8.   Concentrations of Credit Risk

     No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1998, 1997 and 1996. In 1998, however, Sabre Airways purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 27.3% of total consolidated revenues from wholly and partially owned equipment during 1998.

     As of December 31, 1998 and 1997, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1998, there were temporary differences of $8.6 million between the financial statement carrying values of certain assets and liabilities and the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

10.      Contingencies

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

11.  Subsequent Events

     On January 14, 1999, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in 1999. The Partnership is listed on the OTC Bulletin Board under the symbols GFYPZ.

     In making the announcement, the General Partner noted that, as in previous years, it will continue to monitor the volume of such trades to ensure that the Partnership remain in compliance with Internal Revenue Service (IRS) Notice 88-75 and IRS Code Section 7704. These IRS regulations contain safe harbor provisions stipulating the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes.

     Should the Partnership approach the annual safe harbor limitation later on in 1999, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.













                         (This space intentionally left
                                    blank.)

                          PLM EQUIPMENT GROWTH FUND II

                                INDEX OF EXHIBITS


  Exhibit                                                                Page

    4.      Limited Partnership Agreement of Partnership                   *

    4. 1    Amendment to Limited Partnership Agreement of Registrant       *

   10. 1    Management Agreement between Partnership and PLM Investment    *
            Management, Inc.

   10. 2    $35,000,000 Note Agreement dated as of March 1, 1994           *

   24.      Powers of Attorney                                         43-45



* Incorporated by reference.  See page 24 of this report.