Form 10-Q
period 1999-03-31
PLM EQUIPMENT GROWTH FUND II
filed 1999-04-29
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

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


       Registrant's telephone number, including area code: (415) 974-1399
                             -----------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                       March 31,     December 31,
                                                                                      1999            1998
                                                                                  -----------------------------
  ASSETS

  Equipment held for operating lease, at cost                                     $   34,219      $   36,212
  Less accumulated depreciation                                                      (26,021 )       (27,223 )
                                                                                  -----------------------------
       Net equipment                                                                   8,198           8,989

  Cash and cash equivalents                                                            2,216           1,986
  Accounts receivable, less allowance for doubtful
      accounts of $88 in 1999 and $91 in 1998                                            723             975
  Investment in an unconsolidated special-purpose entity                                 363             494
  Prepaid expenses and other assets                                                       20              30
  -------------------------------------------------------------------------------------------------------------

        Total assets                                                              $   11,520      $   12,474
                                                                                  =============================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                           $      304      $      352
  Due to affiliates                                                                       73              83
  Lessee deposits and reserve for repairs                                                790             772
                                                                                  -----------------------------
      Total liabilities                                                                1,167           1,207
                                                                                  -----------------------------

  Partners' capital:
  Limited partners (7,381,805 depositary units as of
      March 31, 1999 and December 31, 1998)                                           10,353          11,267
  General Partner                                                                         --              --
                                                                                  -----------------------------
      Total partners' capital                                                         10,353          11,267
                                                                                  -----------------------------

        Total liabilities and partners' capital                                   $   11,520      $   12,474
                                                                                  =============================
















                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
             (in thousands of dollars, except weighted-average unit
                                    amounts)



                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999            1998
                                                                         ----------------------------

  REVENUES

  Lease revenue                                                          $   1,457       $   1,876
  Interest and other income                                                     24              72
  Net gain on disposition of equipment                                         152           4,245
                                                                         ----------------------------
      Total revenues                                                         1,633           6,193

  EXPENSES

  Depreciation                                                                 514             714
  Repairs and maintenance                                                      395             445
  Equipment operating expenses                                                  20              --
  Interest expense                                                              --              47
  Insurance expense                                                              9              22
  Management fees to affiliate                                                  79              98
  General and administrative expenses to affiliates                             83             123
  Other general and administrative expenses                                    181             258
  Recovery of bad debt                                                          (3 )           (88 )
                                                                         ----------------------------
      Total expenses                                                         1,278           1,619

  Equity in net loss of unconsolidated special-
      purpose entities                                                        (133 )          (112 )
                                                                         ----------------------------

        Net income                                                       $     222       $   4,462
                                                                         ============================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                       $     166       $   4,404
  General Partner                                                               56              58
                                                                         ----------------------------

        Total                                                            $     222       $   4,462
                                                                         ============================

  Net income per weighted-average depositary unit                        $    0.02       $    0.60
                                                                         ============================

  Cash distribution                                                      $   1,136       $   1,165
                                                                         ============================

  Cash distribution per weighted-average depositary unit                 $    0.15       $    0.15
                                                                         ============================








                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIOD FROM DECEMBER 31, 1997 TO MARCH 31, 1999
                            (in thousands of dollars)


                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

  Partners' capital as of December 31, 1997                     $   13,725          $      --          $   13,725

  Net income                                                         5,606                425               6,031

  Cash distribution                                                 (4,373 )             (231 )            (4,604 )

  Special cash distribution                                         (3,691 )             (194 )            (3,885 )
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1998                       11,267                 --              11,267

  Net income                                                           166                 56                 222

  Cash distribution                                                 (1,080 )              (56 )            (1,136 )
                                                                ---------------------------------------------------

    Partners' capital as of March 31, 1999                      $   10,353          $      --          $   10,353
                                                                ===================================================
































                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                            (in thousands of dollars)



                                                                                          For the Three Months
                                                                                            Ended March 31,
                                                                                       1999                 1998
                                                                                   -----------------------------------
  OPERATING ACTIVITIES
  Net income                                                                       $      222             $   4,462
  Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
    Depreciation and amortization                                                         514                   714
    Net gain on disposition of equipment                                                 (152 )              (4,245 )
    Equity in net loss from unconsolidated special-purpose entities                       133                   112
    Changes in operating assets and liabilities:
      Restricted cash                                                                      --                   395
      Accounts receivable, net                                                            252                   396
      Prepaid expenses and other assets                                                    10                    15
      Accounts payable and accrued expenses                                               (48 )                  17
      Due to affiliates                                                                   (10 )                 (87 )
      Lessee deposits and reserve for repairs                                              18                  (702 )
                                                                                   -----------------------------------
        Net cash provided by operating activities                                         939                 1,077
                                                                                   -----------------------------------

  INVESTING ACTIVITIES
  Proceeds from disposition of equipment                                                  429                 5,349
  Liquidation distributions from unconsolidated special-purpose entities                   --                 1,425
  Additional investments in unconsolidated special-purpose entities                        (2 )                 (50 )
                                                                                   -----------------------------------
        Net cash provided by investing activities                                         427                 6,724
                                                                                   -----------------------------------

  FINANCING ACTIVITIES
  Principal payments on notes payable                                                      --                (2,500 )
  Cash distribution paid to limited partners                                           (1,080 )              (1,107 )
  Cash distribution paid to General Partner                                               (56 )                 (58 )
                                                                                   -----------------------------------
        Net cash used in financing activities                                          (1,136 )              (3,665 )
                                                                                   -----------------------------------

  Net increase in cash and cash equivalents                                               230                 4,136

  Cash and cash equivalents at beginning of period                                      1,986                   556
                                                                                   -----------------------------------

  Cash and cash equivalents at end of period                                       $    2,216             $   4,692
                                                                                   ===================================

  SUPPLEMENTAL INFORMATION
  Interest paid                                                                    $       --             $      47
                                                                                   ===================================









                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of March 31, 1999 and December 31, 1998, the statements of income for the three months ended March 31, 1999 and 1998, the statements of cash flows for the three months ended March 31, 1999 and 1998, and the statements of changes in partners' capital for the period from December 31, 1997 to March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

     In accordance with the limited partnership agreement, the Partnership entered its passive phase on January 1, 1996 and as a result, the Partnership is not permitted to reinvest in equipment. On January 1, 1999, the Partnership entered its liquidation phase and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

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

3.   Cash Distribution

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 1999 and 1998, cash distributions totaled $1.1 million and $1.2 million, respectively. Cash distributions to the limited partners of $0.9 million and $0 million for the three months ended March 31, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 1999 of $1.1 million, will be paid during May 1999.

4.   Transactions with General Partner and Affiliates

     Partnership management fees of $0.1 million were payable as of March 31, 1999 and December 31, 1998.

     The Partnership's proportional share of the data processing and administrative expenses incurred by the unconsolidated special purpose entities (USPEs) was $0 and $5,000 for the three months ended March 31, 1999 and 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):


                                                 March 31,          December 31,
                                                   1999                 1998
                                              --------------------------------------
  Railcars                                      $   16,311           $   17,320
  Trailers                                          11,628               11,884
  Marine containers                                  6,280                7,008
                                               ------------------------------------
                                                    34,219               36,212
  Less accumulated depreciation                    (26,021 )            (27,223 )
  ---------------------------------------------------------------------------------
        Net equipment                           $    8,198           $    8,989
                                               ====================================

     As of March 31, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 71 marine containers and 4 railcars with an aggregate net book value of $0.1 million. As of December 31, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 6 railcars and 115 marine containers with an aggregate net book value of $0.2 million.

     During the three months ended March 31, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.4 million.

     For the three months ended March 31, 1998, the Partnership sold or disposed an aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.1 million, for proceeds of $5.3 million.

6.   Investments in Unconsolidated Special-Purpose Entity

     The net investment in an USPE consisted of a 50% interest in a trust owning a Boeing 737-200A aircraft (and related assets and liabilities) totaling $0.4 million and $0.5 million as of March 31, 1999 and December 31, 1998, respectively. This aircraft was off lease as of March 31, 1999 and December 31, 1998.





                     (This space intentionally left blank.)

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   Operating Segments

     The Partnership operates in four different segments: aircraft leasing, marine container leasing, trailer leasing and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                     Marine
                                          Aircraft  Container   Trailer   Railcar    All
     For the quarter ended March 31, 1999 Leasing    Leasing    Leasing   Leasing    Other<F1>   Total
     ------------------------------------ -------    -------    -------   -------    ----        -----
     REVENUES
       Lease revenue                       $    --   $     41   $    464  $    952   $     --  $  1,457
       Interest income and other                --         --         --        --         24        24
       Gain (loss) on disposition of            --        (83 )       43       192         --       152
     equipment
                                          --------------------------------------------------------------
         Total revenues                         --        (42 )      507     1,144         24     1,633

     COSTS AND EXPENSES
       Operations support                       --          1        124       295          4       424
       Depreciation                             --         88        225       201         --       514
       Management fees                          --          3         29        48         --        80
       General and administrative                1          2         73        46        141       263
     expenses
       Provision for (recovery of) bad          --         --          3        (6 )       --        (3 )
     debts
                                          --------------------------------------------------------------
         Total costs and expenses                1         94        454       584        145     1,278
                                          --------------------------------------------------------------
     Equity in net loss of USPE               (133 )       --         --        --         --      (133 )
                                          --------------------------------------------------------------
                                          ==============================================================
     Net income (loss)                     $  (134 ) $   (136 ) $     53  $    560   $   (121 )$    222
                                          ==============================================================


     Total assets as of March 31, 1999     $   363   $    993   $  4,437  $  2,768   $  2,959  $ 11,520
                                          ==============================================================


<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as certain operations support and general and administrative expenses.





                                                     Marine
                                          Aircraft  Container   Trailer   Railcar     All
     For the quarter ended March 31, 1998 Leasing    Leasing    Leasing   Leasing    Other<F2>   Total
     ------------------------------------ -------    -------    -------   -------    ----        -----

     REVENUES
       Lease revenue                       $    33   $     98   $    692  $  1,053   $     --  $  1,876
       Interest income and other                --         --         --        --         72        72
       Gain (loss) on disposition of         3,673        (36 )      211       397         --     4,245
     equipment
                                          --------------------------------------------------------------
         Total revenues                      3,706         62        903     1,450         72     6,193

     COSTS AND EXPENSES
       Operations support                       18          1        160       281          7       467
       Depreciation                             74        103        332       205         --       714
       Interest expense                         --         --         --        --         47        47
       Management fees                           5          5         38        50         --        98
       General and administrative                4          6        144        39        188       381
     expenses
       (Recovery of) provision for bad         (72 )       --        (17 )       1         --       (88 )
     debts
                                          --------------------------------------------------------------
         Total costs and expenses               29        115        657       576        242     1,619
                                          --------------------------------------------------------------
     Equity in net loss of USPEs              (112 )       --         --        --         --      (112 )
                                          --------------------------------------------------------------
                                          ==============================================================
     Net income (loss)                     $ 3,565   $    (53 ) $    246  $    874   $   (170 )$  4,462
                                          ==============================================================


     Total assets as of March 31, 1998     $ 1,556   $  1,544   $  5,811  $  3,763   $  5,982  $ 18,656
                                          ==============================================================

<F2> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as interest expense, and certain operations support and general and administrative expenses.



                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

8.   Net Income Per Weighted-Average Partnership Unit

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 1999 and 1998 was 7,381,805.

9.   Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund II's (the Partnership's) Operating Results for the Three Months Ended March 31, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 1999 when compared to the same quarter of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------
  Railcars                                                               $    657         $    772
  Trailers                                                                    340              532
  Marine containers                                                            40               97
  Aircraft                                                                     --               15


Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the first quarter of 1999, compared to $1.1 million and $0.3 million, respectively, during the same quarter of 1998. Railcar contribution decreased in the first quarter of 1999, compared to the same quarter of 1998, due to the sale of railcars in 1999 and 1998.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the first quarter of 1999, compared to $0.7 million and $0.2 million, respectively, during the same quarter of 1998. The decrease in trailer contribution was primarily due to the sale of trailers in 1999 and 1998.

Marine containers: Marine container lease revenues were $40,000 and $0.1 million during the first quarter of 1999 and 1998, respectively. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenues.

Aircraft: Aircraft lease revenues and direct expenses were $33,000 and $18,000, respectively, for the first quarter of 1998. The Partnership's remaining aircraft was sold in 1998.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.9 million for the first quarter of 1999 decreased from $1.2 million for the same quarter in 1998. Significant variances are explained as follows:

     (i) A $0.2 million decrease in depreciation expense from 1998 levels reflects the effect of asset sales in 1999 and 1998.

     (ii) A $0.1 million decrease in general and administrative expenses from 1998 levels due to reduced office expenses and professional services required by the Partnership, resulting from the reduced equipment portfolio.

     (iii) A $47,000 decrease in interest expense was due to the repayment of the Partnership's outstanding debt in the first quarter of 1998.

     (iv)The $0.1 million decrease in recovery of bad debt was due to the application, in the first quarter of 1998 of security deposits against uncollected outstanding receivable for a certain lessee. A similar recovery did not occur in 1999.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the first quarter of 1999 totaled $0.2 million, and resulted from the disposal or sale of trailers, marine containers, and railcars, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.4 million. For the same quarter in 1998, net gain on disposition of equipment totaled $4.2 million, and resulted from the disposal or sale of an aircraft, trailers, marine containers, and railcars, with an aggregate net book value of $1.1 million, for aggregate proceeds of $5.3 million.

(D)  Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net loss of unconsolidated special-purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 5 to the financial statements).

As of March 31, 1999 and 1998, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the first quarter of 1999 and 1998. The Partnership's share of expenses for this entity were $0.1 million for the first quarter of 1999 and 1998. During the first quarter of
1998, the General Partner sold for approximately its book value the Partnership's 23% investment in an entity that owned an aircraft.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.2 million for the first quarter of 1999, compared to net income of $4.5 million during the first quarter of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 1999 is not necessarily indicative of future periods. In the first quarter of 1999, the Partnership distributed $1.1 million to the limited partners, or $0.15 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the quarter ended March 31, 1999, the Partnership generated $0.9 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from unconsolidated special-purpose entities) to meet its operating obligations, but used undistributed available cash from prior periods of approximately $0.2 to maintain the level of distributions (total of $1.1 million in the first quarter of 1999) to the partners.

During the quarter ended March 31, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.4 million.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the General Partner continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the General Partner estimates that there will be distributions to the Partnership after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

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

(IV) OUTLOOK FOR THE FUTURE

Since the Partnership is in its active liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements and pay cash distributions to the partners.

(V)  FORWARD-LOOKING INFORMATION

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 1999, 27% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                    PLM EQUIPMENT GROWTH FUND II
                                    By: PLM Financial Services, Inc.
                                        General Partner




Date:  April 28, 1999               By: /s/ Richard K Brock
                                        --------------------------
                                        Richard K Brock
                                        Vice President and
                                        Corporate Controller