Form 10-Q
period 1999-06-30
PLM EQUIPMENT GROWTH FUND II
filed 1999-07-28
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                          COMMISION FILE NUMBER 1-10553
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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                          PLM EQUIPMENT GROWTH FUND II
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEET
                 (in thousands of dollars, except unit amounts)





                                                                                  June 30,      December 31,
                                                                                    1999            1998
                                                                               -------------------------------
ASSETS

Equipment held for operating lease, at cost                                     $    33,686      $   36,212
Less accumulated depreciation                                                       (25,995)        (27,223)
                                                                               -------------------------------
     Net equipment                                                                    7,691           8,989

Cash and cash equivalents                                                             1,557           1,986
Accounts receivable, less allowance for doubtful
    Accounts of $98 in 1999 and $91 in 1998                                             767             975
Investment in an unconsolidated special-purpose entity                                  598             494
Prepaid expenses and other assets                                                        11              30

      Total assets                                                              $    10,624      $   12,474
                                                                               ===============================


LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
Accounts payable and accrued expenses                                           $       350      $      352
Due to affiliates                                                                        57              83
Lessee deposits and reserve for repairs                                                 867             772
                                                                               -------------------------------
    Total liabilities                                                                 1,274           1,207
                                                                               -------------------------------

Partners' capital:
Limited partners (7,381,805 depositary units as of
    June 30, 1999 and December 31, 1998)                                              9,350          11,267
General Partner                                                                          --              --
                                                                               -------------------------------
    Total partners' capital                                                           9,350          11,267
                                                                               -------------------------------

      Total liabilities and partners' capital                                   $    10,624      $   12,474
                                                                               ===============================

















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)


                                                       For the Three Months                   For the Six Months
                                                          Ended June 30,                        Ended June 30,

                                                        1999           1998                 1999             1998
                                                   -------------------------------------------------------------------
REVENUES

Lease revenue                                        $   1,420      $   1,821            $   2,877        $   3,697
Interest and other income                                   19             54                   43              126
Net gain on disposition of equipment                        81          1,363                  233            5,608
                                                   -------------------------------------------------------------------
    Total revenues                                       1,520          3,238                3,153            9,431
                                                   -------------------------------------------------------------------

EXPENSES

Depreciation                                               488            612                1,002            1,326
Repairs and maintenance                                    441            551                  855              996
Interest expense                                            --             --                   --               47
Insurance expense to affiliate                              --             24                   --               24
Other insurance expense                                      8             18                   18               40
Management fees to affiliate                                63             90                  142              188
General and administrative expenses
      to affiliates                                         57            121                  140              244
Other general and administrative expenses                  136            196                  317              454
Provision for (recovery of) bad debt                        13             15                   10              (73)
                                                   -------------------------------------------------------------------
    Total expenses                                       1,206          1,627                2,484            3,246
                                                   -------------------------------------------------------------------

Equity in net loss of unconsolidated
      special-purpose entities                            (180)          (141 )               (313)            (253)
                                                   -------------------------------------------------------------------

Net income                                           $     134      $   1,470            $     356        $   5,932
                                                   ===================================================================

PARTNERS' SHARE OF NET INCOME:

Limited partners                                     $      77      $   1,217            $     243        $   5,621
General Partner                                             57            253                  113              311
                                                   -------------------------------------------------------------------

Total                                                $     134      $   1,470            $     356        $   5,932
                                                   ===================================================================

Net income per weighted-average depositary
      Unit                                           $    0.01      $    0.16            $    0.03        $    0.76
                                                   ===================================================================

Cash distributions                                   $   1,136      $   1,166            $   2,273        $   2,331
Special cash distributions                                  --          3,885                   --            3,885
Total cash distributions                             $   1,136      $   5,051            $   2,273        $   6,216
                                                   ===================================================================

Per weighted-average depositary unit:
Cash distributions                                   $    0.15      $    0.15            $    0.29        $    0.30
Special cash distributions                                  --           0.50                   --             0.50
Total cash distributions                             $    0.15      $    0.65            $    0.29        $    0.80
                                                   ===================================================================




                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
   (A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the
                 period from December 31, 1997 to June 30, 1999
                           (in thousands of dollars)



                                                                 Limited             General
                                                                Partners             Partner              Total
                                                             -------------------------------------------------------

  Partners' capital as of December 31, 1997                  $   13,725           $      --           $    13,725

Net income                                                          5,606                 425               6,031

Cash distribution                                                  (4,373)               (231)             (4,604)

Special cash distribution                                          (3,691)               (194)             (3,885)

  Partners' capital as of December 31, 1998                        11,267                  --              11,267

Net income                                                            243                 113                 356

Cash distribution                                                  (2,160)               (113)             (2,273)
                                                             --------------------------------------------------------

  Partners' capital as of June 30, 1999                        $    9,350           $      --           $   9,350
                                                             ========================================================


































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)




                                                                                         For the Six Months
                                                                                           Ended June 30,

                                                                                      1999                  1998
                                                                                ---------------------------------------
OPERATING ACTIVITIES
Net income                                                                        $      356             $    5,932
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation and amortization                                                        1,002                  1,326
  Net gain on disposition of equipment                                                  (233)                (5,608)
  Equity in net loss from unconsolidated special-purpose entities                        313                    253
  Changes in operating assets and liabilities:
    Restricted cash                                                                       --                    395
    Accounts receivable, net                                                             208                    577
    Prepaid expenses and other assets                                                     19                     31
    Accounts payable and accrued expenses                                                 (2)                   177
    Due to affiliates                                                                    (26)                  (113)
    Lessee deposits and reserve for repairs                                               95                 (1,059)
                                                                                ---------------------------------------
      Net cash provided by operating activities                                        1,732                  1,911
                                                                                ---------------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of equipment                                                   529                  7,236
Liquidation distributions from unconsolidated special-purpose entity                      --                  1,425
(Additional investments in) distributions from unconsolidated special-
   purpose entities                                                                     (417)                   332
                                                                                ---------------------------------------
      Net cash provided by investing activities                                          112                  8,993
                                                                                ---------------------------------------

FINANCING ACTIVITIES
Principal payments on notes payable                                                       --                 (2,500)
Cash distribution paid to limited partners                                            (2,160)                (5,905)
Cash distribution paid to General Partner                                               (113)                  (311)
                                                                                ---------------------------------------
      Net cash used in financing activities                                           (2,273)                (8,716)
                                                                                ---------------------------------------

Net (decrease) increase in cash and cash equivalents                                    (429)                 2,188

Cash and cash equivalents at beginning of period                                       1,986                    556
                                                                                ---------------------------------------

Cash and cash equivalents at end of period                                        $    1,557             $    2,744
                                                                                =======================================

SUPPLEMENTAL INFORMATION
Interest paid                                                                     $       --             $       47
                                                                                =======================================










                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of June 30, 1999 and December 31, 1998, the statements of income for the three and six months ended June 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

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

     Since the end of 1995, in accordance with the Partnership Agreement, the General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

3.   Cash Distribution

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 1999 and 1998, cash distributions totaled $2.3 million. For the three months ended June 30, 1999 and 1998, cash distributions totaled $1.1 million and $1.2 million, respectively. In addition, a $3.9 million special distribution was paid to the partners during the six months ended June 30, 1998, from the proceeds realized on the sale of equipment in 1998 and 1997. No special distributions were paid in the six months ended June 30, 1999. Cash distributions to the limited partners of $1.9 million and $0.3 million for the six months ended June 30, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the second quarter of 1999 of $1.1 million, will be paid during August 1999.

4.   Transactions with General Partner and Affiliates

     Partnership management fees of $0.1 million were payable as of June 30, 1999 and December 31, 1998.

     The   Partnership's   proportional   share  of  the  data   processing  and
     administrative expenses incurred by the unconsolidated special-purpose entities (USPEs) was $3,000 and $4,000 for the six months ended June 30, 1999 and 1998, respectively and $3,000 and $9,000 for the three months ended June 30, 1999 and 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):

                                                June 30,           December 31,
                                                  1999                 1998
                                          -------------------------------------
Railcars                                     $    16,311           $    17,320
Trailers                                          11,223                11,884
Marine containers                                  6,152                 7,008
                                          -------------------------------------
                                                  33,686                36,212
Less accumulated depreciation                    (25,995)              (27,223)
      Net equipment                          $     7,691           $     8,989
                                          =====================================

     As of June 30, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 68 marine containers and 70 railcars with an aggregate net book value of $0.3 million. As of December 31, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 6 railcars and 115 marine containers with an aggregate net book value of $0.2 million.

     During the six months ended June 30, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.5 million.

     For the six months ended June 30, 1998, the Partnership sold or disposed an
     aircraft,  marine  containers,   trailers,  and  rail  equipment,  with  an
     aggregate net book value of $1.7 million, for proceeds of $7.3 million.

6.   Investment in Unconsolidated Special-Purpose Entity

     The net investment in an USPE consisted of a 50% interest in a trust owning a Boeing 737-200A aircraft (and related assets and liabilities) totaling $0.6 million and $0.5 million as of June 30, 1999 and December 31, 1998, respectively. This aircraft was off lease as of June 30, 1999 and December 31, 1998.





                     (This space intentionally left blank.)

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

7.   Operating Segments

     The Partnership operates in four different segments: railcar leasing, trailer leasing, marine container leasing and aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                              Marine
                                      Railcar    Trailer    Container   Aircraft
For the quarter ended June 30, 1999   Leasing    Leasing     Leasing     Leasing   All Other<F1>1 Total
-----------------------------------   -------    -------     -------     -------   ---------      -----


REVENUES
Lease revenue                       $    850    $   534      $   36      $    --    $    --     $ 1,420
Interest income and other                 --         --          (1)          --         20          19
Gain on disposition of equipment          --         61          20           --         --          81
Total revenues                           850        595          55           --         20       1,520

COSTS AND EXPENSES
Operations support                       280        165          --           --          4         449
Depreciation                             192        211          85           --         --         488
Management fees                           42         20           1           --         --          63
General and administrative expenses       42         60           3            1         87         193
(Recovery of) provision for bad debts     (4)        18          (1)          --         --          13
Total costs and expenses                 552        474          88            1         91       1,206
Equity in net loss of USPE                --         --          --         (180)        --        (180)
Net income (loss)                   $    298    $   121      $  (33)     $  (181)   $   (71)    $   134
                                    =====================================================================


Total assets as of June 30, 1999    $  2,578    $ 4,669      $  978      $   598    $ 1,801     $10,624
                                    =====================================================================

                                                              Marine
                                      Railcar    Trailer    Container   Aircraft
For the quarter ended June 30, 1998   Leasing    Leasing     Leasing     Leasing   All Other<F1>1 Total
-----------------------------------   -------    -------     -------     -------   ---------      -----


REVENUES
Lease revenue                       $  1,024    $   712      $   35      $    50    $    --     $ 1,821
Interest income and other                 --         --          --           --         54          54
Gain (loss) on disposition of equipment   --        232          (1)       1,132         --       1,363
Total revenues                         1,024        944          34        1,182         54       3,238

COSTS AND EXPENSES
Operations support                       335        211           1           16         30         593
Depreciation                             204        309          99          --          --         612
Management fees                           51         35           2           2          --          90
General and administrative expenses       39        138           6           10        124         317
(Recovery of) provision for bad debts     (3)        18          --           --         --          15
Total costs and expenses                 626        711         108           28        154       1,627
Equity in net loss of USPE                --         --          --         (141)        --        (141)
Net income (loss)                   $    398    $   233      $  (74)     $ 1,013    $  (100)    $ 1,470
                                    =====================================================================


Total assets as of June 30, 1998    $  3,559    $ 5,974      $1,576      $   669    $ 3,074     $ 14,852
                                    =====================================================================






     -------------------------------------

<F1> 1 Includes  interest income and costs not identifiable to a particular segment, such as certain operations support, and general and administrative expenses.

                                                      -7-

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

7.  Operating Segments (continued)

                                                              Marine
                                      Railcar    Trailer    Container   Aircraft
For the six months ended June 30, 1999Leasing    Leasing     Leasing     Leasing   All Other<F1>1    Total



REVENUES
Lease revenue                      $  1,802      $  998      $  77      $    --    $    --        $  2,877
Interest income and other                --          --         (1)          --         44              43
Gain (loss) on disposition of
equipment                               192         103        (62)          --         --             233
Total revenues                        1,994       1,101         14           --         44           3,153

COSTS AND EXPENSES
Operations support                      575         289          1           --          8             873
Depreciation                            393         436        173           --         --           1,002
Management fees                          89          49          4           --         --             142
General and administrative expenses      88         133          6            1        229             457
(Recovery of) provision for bad debts   (10)         20         --           --         --              10
Total costs and expenses              1,135         927        184            1        237           2,484
Equity in net loss of USPE               --          --         --         (313)        --            (313)
Net income (loss)                  $    859      $  174      $(170)     $  (314)   $  (193)       $    356
                                    =====================================================================


Total assets as of June 30, 1999   $  2,578      $ 4,669    $  978      $   598    $ 1,801        $ 10,624
                                    =====================================================================


                                                              Marine
                                      Railcar    Trailer    Container   Aircraft
For the six months ended June 30, 1998Leasing    Leasing     Leasing     Leasing   All Other<F1>1    Total


REVENUES
Lease revenue                      $  2,076      $ 1,405    $  133      $    83    $     --       $  3,697
Interest income and other               --            --        --           --         126            126
Gain (loss) on disposition of equipmen  398          441       (36)       4,805          --          5,608
Total revenues                        2,474        1,846        97        4,888         126          9,431

COSTS AND EXPENSES
Operations support                      616          371         3           34          36          1,060
Depreciation                            409          641       202           74          --          1,326
Interest expense                         --           --        --           --          47             47
Management fees                         103           70         7            8          --            188
General and administrative expenses      78          282        11           14         313            698
Recovery of bad debts                    (1)          --        --          (72)         --            (73)
Total costs and expenses              1,205        1,364       223           58         396          3,246
Equity in net loss of USPE               --           --        --         (253)         --           (253)
Net income (loss)                  $  1,269      $   482    $ (126)     $ 4,577    $   (270)      $  5,932
                                    =====================================================================

Total assets as of June 30, 1998   $  3,559      $ 5,974    $ 1,576     $   669     $ 3,074       $ 14,852
                                    =====================================================================







     -------------------------------------

<F1> 1 Includes  interest income and costs not identifiable to a particular segment, such as certain operations support, and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

8.   Net Income Per Weighted-Average Partnership Unit

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999 and 1998 was 7,381,805.

9.   Contingencies

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes an unfavorable outcome from the counterclaims is remote.














                     (This space intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund II's (the Partnership's) Operating Results for the Three Months Ended June 30, 1999 and 1998

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 1999 when compared to the same quarter of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                   For the Three Months
                                       Ended June 30,
                                  1999               1998
                              -------------------------------
Railcars                      $    570          $     688
Trailers                           369                502
Marine containers                   36                 33
Aircraft                            --                 34


Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the second quarter of 1999, compared to $1.0 million and $0.3 million, respectively, during the same quarter of 1998. Railcar contribution decreased in the second quarter of 1999, compared to the same quarter of 1998, due to the sale of railcars in 1999 and 1998.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the second quarter of 1999, compared to $0.7 million and $0.2 million, respectively, during the same quarter of 1998. The decrease in trailer contribution was due to the sale of trailers in 1999 and 1998.

Marine containers: Marine container lease revenues were $36,000 and $35,000 during the second quarter of 1999 and 1998, respectively. Lease revenue increased $3,000 in the second quarter of 1999 compared to the same period in 1998, due to higher utilization of the container fleet. The increase was offset in part, by a decrease in lease revenue of $2,000 due to the reduction in the marine container fleet resulting from the sales and dispositions over the past twelve months.

Aircraft: Aircraft lease revenues and direct expenses were $50,000 and $16,000, respectively, for the second quarter of 1998. The Partnership's remaining aircraft was sold in 1998.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.8 million for the second quarter of 1999 decreased from $1.1 million for the same quarter in 1998. Significant variances are explained as follows:

     (i) A $0.1 million decrease in depreciation expense from 1998 levels reflects the effect of asset sales in 1999 and 1998.

     (ii) A $0.1 million decrease in general and administrative expenses from 1998 levels due to reduced office expenses and professional services required by the Partnership, resulting from the reduced equipment portfolio.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the second quarter of 1999 totaled $0.1 million, and resulted from the disposal or sale of trailers, and marine containers, with an aggregate net book value of $19,000, for aggregate proceeds of $0.1 million. For the same quarter in 1998, net gain on disposition of equipment totaled $1.4 million, and resulted from the disposal or sale of an aircraft, trailers, and marine containers, with an aggregate net book value of $0.6 million, for aggregate proceeds of $2.0 million.

(D)      Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net loss of  unconsolidated  special-purpose  entities  represents the
Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 6 to the financial statements).

As of June 30, 1999 and 1998, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the second quarter of 1999 and 1998. Expenses were $0.2 million and $0.1 million, respectively, for the second quarter of 1999 and 1998, respectively. The Partnership's share of expenses increased in the second quarter of 1999 due to repairs required in the second quarter of 1999 that was not needed in the same period of 1998.

(E)      Net Income

As a result of the foregoing, the Partnership's net income was $0.1 million for the second quarter of 1999, compared to net income of $1.5 million during the second quarter of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1999 is not necessarily indicative of future periods. In the second quarter of 1999, the Partnership distributed $1.1 million to the limited partners, or $0.15 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1999 and 1998

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1999 when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                    For the Six Months
                                     Ended June 30,
                                    1999               1998
                                  -------------------------------
Railcars                          $  1,227          $   1,461
Trailers                               709              1,034
Marine containers                       76                130
Aircraft                                --                 49


Railcars: Railcar lease revenues and direct expenses were $1.8 million and $0.6 million, respectively, for the six months ended June 30, 1999, compared to $2.1 million and $0.6 million, respectively, during the same period of 1998. Railcar contribution decreased in the six months ended June 30, 1999, compared to the same period of 1998, due to the sale of railcars in 1999 and 1998.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the six months ended June 30, 1999, compared to $1.4 million and $0.4 million, respectively, during the same period of 1998. The decrease in trailer contribution was due to the sale of trailers in 1999 and 1998.

Marine containers: Marine container lease revenues were $0.1 million during the six months ended June 30, 1999 and 1998. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container revenues.

Aircraft: Aircraft lease revenues and direct expenses were $0.1 million and $35,000, respectively, for the six months ended June 30, 1998. The Partnership's remaining aircraft was sold in 1998.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.6 million for the six months ended June 30, 1999 decreased from $2.2 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.3 million decrease in depreciation expense from 1998 levels reflects the effect of asset sales in 1999 and 1998.

     (ii) A $0.2 million decrease in general and administrative expenses from 1998 levels due to reduced office expenses and professional services required by the Partnership, resulting from the reduced equipment portfolio.

     (iii) A $47,000 decrease in interest expense due to the repayment of the Partnership's outstanding debt in 1998.

     (iv) The $0.1 million increase in bad debt expense was due to the recovery of an outstanding receivable that had previously been reserved for as a bad debt in the six months ended June 30, 1998. A similar recovery did not occur in 1999.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 1999 totaled $0.2 million, and resulted from the disposal or sale of trailers, marine containers, and railcars, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.5 million. For the same period in 1998, net gain on disposition of equipment totaled $5.6 million, and resulted from the sale or disposal of an aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.7 million, for aggregate proceeds of $7.3 million.

(D) Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net loss of  unconsolidated  special-purpose  entities  represents the
Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 6 to the financial statements).

As of June 30, 1999 and 1998, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the six months ended June 30, 1999 and 1998. The Partnership's share of expenses for this entity was $0.3 million for the six months ended June 30, 1999 and 1998. During the first six months of 1998, the General Partner sold for approximately its book value the Partnership's 23% investment in an entity that owned an aircraft.

(E) Net Income

As a result of the foregoing, the Partnership's net income was $0.4 million for the six months ended June 30, 1999, compared to net income of $5.9 million during the six months ended June 30, 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1999 is not necessarily indicative of future periods. In the six months ended June 30, 1999, the Partnership distributed $2.2 million to the limited partners, or $0.29 per weighted-average depositary unit.

(II)     FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1999, the Partnership generated $1.3 million in operating cash (net cash provided by operating activities less investment in the USPE to fund its operations) to meet its operating obligations, but used undistributed available cash from prior periods and asset sale proceeds of approximately $1.0 million to maintain the level of distributions (total of $2.3 million in the six months ended June 30, 1999) to the partners.

During the six months ended June 30, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.5 million.

Lessee deposits and reserve for repairs increased $0.1 million during the six months ended June 30, 1999 due to the prepaid lease revenue received during 1999. No prepaid lease revenue was received at the end of 1998.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to the partners.

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

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or those of the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem. As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested September by 30, 1999 and are expected to be compliant.

As of June 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance were surveyed to determine Year 2000 status. The General Partner has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner has contacted equipment manufacturers of the portion of the Partnership's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Partnership does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The General Partner has surveyed the majority of its lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Partnership. The General Partner has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third party Year 2000 noncompliance. The General Partner will implement a contingency plan if the General Partner determines that third-party noncompliance would have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed by September 30, 1999.

(IV)     OUTLOOK FOR THE FUTURE

Since the Partnership is in its active liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. Throughout the remaining life of the Partnership, the Partnership may periodically make special distributions to the partners as asset sales are completed.

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and investment in USPE represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 1999 and beyond includes:

1. The Partnership's remaining aircraft which, it jointly owns with an affiliated Partnership has been off-lease for over two years. This aircraft required extensive repairs and maintenance and has had difficulty being re-leased or sold. This aircraft will remain off-lease until it is sold.

2. Railcar loadings in North America have continued to be high, however a softening in the market is expected in the second half of 1999, which may lead to lower utilization and lower contribution to the Partnership.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 1999, 28% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.














                     (This space intentionally left blank.)

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



                             PLM EQUIPMENT GROWTH FUND II
                             By:  PLM Financial Services, Inc.
                                  General Partner



                             By: /s/Richard K Brock
Date:  July 26, 1999         ----------------------------
                             Vice President and
                             Corporate Controller