Form 10-Q
period 1999-09-30
PLM EQUIPMENT GROWTH FUND II
filed 1999-10-27
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________
                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the fiscal quarter ended September 30, 1999

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934
             For the transition period from              to


                         Commission file number 1-10553
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                             September 30,        December 31,
                                                                                   1999                  1998
                                                                             ------------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                $     33,218          $     36,212
  Less accumulated depreciation                                                   (26,031)              (27,223)
                                                                             ------------------------------------
       Net equipment                                                                7,187                 8,989

  Cash and cash equivalents                                                         1,033                 1,986
  Accounts receivable, less allowance for doubtful
        accounts of $99 in 1999 and $91 in 1998                                       738                   975
  Investment in unconsolidated special-purpose entity                                 527                   494
  Prepaid expenses and other assets                                                     2                    30
                                                                             ------------------------------------

        Total assets                                                         $      9,487          $     12,474
                                                                             ====================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $        200          $        352
  Due to affiliates                                                                    60                    83
  Lessee deposits and reserve for repairs                                             769                   772
                                                                             ------------------------------------
      Total liabilities                                                             1,029                 1,207
                                                                             ------------------------------------

  Partners' capital:
  Limited partners (7,381,805 depositary units as of September 30,
        1999 and December 31, 1998, respectively)                                   8,458                11,267
  General Partner                                                                      --                    --
                                                                             ------------------------------------
      Total partners' capital                                                       8,458                11,267
                                                                             ------------------------------------

        Total liabilities and partners' capital                              $      9,487          $     12,474
                                                                             ====================================

                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                        For the Three Months                For the Nine Months
                                                         Ended September 30,                Ended September 30,
                                                         1999          1998                1999            1998
                                                      --------------------------------------------------------------

  REVENUES

  Lease revenue                                       $  1,477          1,872           $   4,354       $   5,569
  Interest and other income                                 18             49                  61             175
  Net gain on disposition of equipment                      27            313                 260           5,921
                                                      --------------------------------------------------------------
      Total revenues                                     1,522          2,234               4,675          11,665
                                                      --------------------------------------------------------------

  EXPENSES

  Depreciation                                             486            573               1,488           1,899
  Repairs and maintenance                                  376            420               1,231           1,416
  Interest expense                                          --             --                  --              47
  Insurance expense                                          9             16                  27              80
  Management fees to affiliate                              75            103                 218             291
  General and administrative expenses
        to affiliates                                       59             92                 199             336
  Other general and administrative expenses                173            152                 490             607
  Provision for (recovery of) bad debt                       3              5                  13             (68)
                                                      --------------------------------------------------------------
      Total expenses                                     1,181          1,361               3,666           4,608
                                                      --------------------------------------------------------------

  Equity in net loss of unconsolidated
        special-purpose entities                           (97)          (119)               (409)           (371)
                                                      --------------------------------------------------------------

  Net income                                          $    244            754           $     600       $   6,686
                                                      ==============================================================

  PARTNERS' SHARE OF NET INCOME:

  Limited partners                                    $    187            697           $     430       $   6,318
  General Partner                                           57             57                 170             368
                                                      --------------------------------------------------------------

  Total                                               $    244            754           $     600       $   6,686
                                                      ==============================================================

  Net income per weighted-average depositary
        unit                                          $   0.03           0.09           $    0.06       $    0.86
                                                      ==============================================================

  Cash distributions                                  $  1,136          1,137           $   3,409       $   3,468
  Special cash distributions                                --             --                  --           3,885
                                                      ==============================================================
  Total cash distributions                            $  1,136          1,137           $   3,409       $   7,353
                                                      ==============================================================

  Per weighted-average depositary unit:
  Cash distributions                                  $   0.15           0.15           $    0.44       $    0.45
  Special cash distributions                                --             --                  --            0.50
                                                      ==============================================================
  Total cash distributions                            $   0.15           0.15           $    0.44       $    0.95
                                                      ==============================================================





                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1997 to September 30, 1999
                            (in thousands of dollars)

                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1997                   $   13,725          $      --           $  13,725

  Net income                                                         5,606                425               6,031

  Cash distribution                                                 (4,373)              (231)             (4,604)

  Special cash distribution                                         (3,691)              (194)             (3,885)
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1998                       11,267                 --              11,267

  Net income                                                           430                170                 600

  Cash distribution                                                 (3,239)              (170)             (3,409)
                                                                ---------------------------------------------------

    Partners' capital as of September 30, 1999                  $    8,458          $      --           $   8,458
                                                                ===================================================



                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                                         For the Nine Months
                                                                                          Ended September 30,
                                                                                       1999                 1998
                                                                                   -----------------------------------
 OPERATING ACTIVITIES
  Net income                                                                       $      600            $    6,686
  Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
    Net gain on disposition of equipment                                                 (260)               (5,921)
    Depreciation                                                                        1,488                 1,899
    Equity in net loss from unconsolidated special-purpose entities                       409                   371
    Changes in operating assets and liabilities:
      Restricted cash                                                                      --                   395
      Accounts receivable, net                                                            237                   629
      Prepaid expenses and other assets                                                    28                    46
      Accounts payable and accrued expenses                                              (152)                    7
      Due to affiliates                                                                   (23)                 (120)
      Lessee deposits and reserve for repairs                                              (3)               (1,064)
                                                                                   -----------------------------------
        Net cash provided by operating activities                                       2,324                 2,928
                                                                                   -----------------------------------

  INVESTING ACTIVITIES
  Payments for capitalized improvements                                                    (4)                   --
  Proceeds from disposition of equipment                                                  578                 7,759
  Liquidation distributions from unconsolidated special-purpose entity                     --                 1,425
  (Additional investments in) distributions from unconsolidated special-
     purpose entities                                                                    (442)                  420
                                                                                   -----------------------------------
        Net cash provided by investing activities                                         132                 9,604
                                                                                   -----------------------------------

  FINANCING ACTIVITIES
  Principal payments on notes payable                                                      --                (2,500)
  Cash distribution paid to limited partners                                           (3,239)               (6,985)
  Cash distribution paid to General Partner                                              (170)                 (368)
                                                                                   -----------------------------------
        Net cash used in financing activities                                          (3,409)               (9,853)
                                                                                   -----------------------------------

  Net (decrease) increase in cash and cash equivalents                                   (953)                2,679

  Cash and cash equivalents at beginning of period                                      1,986                   556
                                                                                   -----------------------------------

  Cash and cash equivalents at end of period                                       $    1,033            $    3,235
                                                                                   ===================================

  SUPPLEMENTAL INFORMATION
  Interest paid                                                                    $       --            $       47
                                                                                   ===================================





                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of September 30, 1999 and December 31, 1998, the statements of income for the three and nine months ended September 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to September 30, 1999, and the statements of cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

     The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equiment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

3.   RECLASSIFICATION

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentations.

4.   CASH DISTRIBUTION

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the nine months ended September 30, 1999 and 1998, cash distributions totaled $3.4 million and $3.5 million, respectively. For the three months ended September 30, 1999 and 1998, cash distributions totaled $1.1 million. In addition, a $3.9 million special distribution was paid to the partners during the nine months ended September 30, 1998, from the proceeds realized on the sale of equipment in 1998 and 1997. No special distributions were paid in the nine months ended September 30, 1999. Cash distributions to the limited partners of $2.8 million and $0.7 million for the nine months ended September 30, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the third quarter of 1999 of $1.1 million will be paid during November 1999.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     Partnership management fees of $0.1 million were payable as of September 30, 1999 and December 31, 1998.

     The   Partnership's   proportional   share  of  the  data   processing  and
     administrative expenses incurred by the unconsolidated special-purpose entities (USPEs) was $5,000 and $10,000 for the nine months ended September 30, 1999 and 1998, respectively and $2,000 and $0 for the three months ended September 30, 1999 and 1998, respectively.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                              September 30,        December 31,
                                                 1999                 1998
                                            ------------------------------------
       Railcars                               $   16,315           $   17,320
       Trailers                                   10,984               11,884
       Marine containers                           5,919                7,008
                                            ------------------------------------
                                                  33,218               36,212
       Less accumulated depreciation             (26,031)             (27,223)
                                             -----------------------------------
             Net equipment                    $    7,187           $    8,989
                                            ====================================

     As of September 30, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 2 marine containers and 81 railcars with an aggregate net book value of $0.2 million. As of December 31, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 6 railcars and 115 marine containers with an aggregate net book value of $0.2 million.

     During the nine months ended September 30, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.6 million. For the nine months ended September 30, 1998, the Partnership sold or disposed an aircraft, marine containers, trailers, and rail equipment, with an aggregate net book value of $1.9 million, for proceeds of $7.8 million.

7.   INVESTMENT IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

     The net investment in an USPE consisted of a 50% interest in a trust owning a Boeing 737-200A aircraft (and related assets and liabilities) totaling $0.5 million as of September 30, 1999 and December 31, 1998. This aircraft was off lease as of September 30, 1999 and December 31, 1998.



                     (This space intentionally left blank.)




                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

8.   OPERATING SEGMENTS

     The Partnership operates in four different segments: railcar leasing, trailer leasing, marine container leasing and aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine
     For the three months ended           Railcar    Trailer    Container  Aircraft
     September 30, 1999                   Leasing    Leasing     Leasing   Leasing     All <F1>      Total
                                                                                       Other

     REVENUES
       Lease revenue                       $   880   $    558   $     39  $     --   $     --  $  1,477
       Interest income and other                --         --         --        --         18        18
       Gain (loss) on disposition of            --         28         (1)       --         --        27
           equipment
                                          --------------------------------------------------------------
         Total revenues                        880        586         38        --         18     1,522

     COSTS AND EXPENSES
       Operations support                      187        193          1        --          4       385
       Depreciation                            192        212         82        --         --       486
       Management fees                          43         30          2        --         --        75
       General and administrative               53         93          3         3         80       232
     expenses
       Provision for (recovery of) bad          17        (14)        --        --         --         3
     debts
                                          --------------------------------------------------------------
         Total costs and expenses              492        514         88         3         84     1,181
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --       (97)        --       (97)
                                          --------------------------------------------------------------
                                          ==============================================================
     Net income (loss)                     $   388   $     72   $    (50) $   (100)  $    (66) $    244
                                          ==============================================================


     Total assets as of September 30,      $ 2,473   $  4,584   $    869  $    526   $  1,035  $  9,487
     1999
                                          ==============================================================

                                                                 Marine
     For the three months ended           Railcar    Trailer    Container  Aircraft
     September 30, 1998                   Leasing    Leasing     Leasing   Leasing     All <F1>  Total
                                                                                       Other

     REVENUES
       Lease revenue                       $ 1,133   $    696   $     43  $     --   $     --  $  1,872
       Interest income and other                --         --         --        --         49        49
       Gain on disposition of equipment         --        304          9        --         --       313
                                          --------------------------------------------------------------
         Total revenues                      1,133      1,000         52        --         49     2,234

     COSTS AND EXPENSES
       Operations support                      277        149          1         2          7       436
       Depreciation                            204        275         94        --         --       573
       Management fees                          66         35          2        --         --       103
       General and administrative               39         73          4        17        111       244
        expenses
       Provision for (recovery of) bad          19        (14)        --        --         --         5
        debts
                                          --------------------------------------------------------------
         Total costs and expenses              605        518        101        19        118     1,361
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --      (119)        --      (119)
                                          --------------------------------------------------------------
                                          ==============================================================
     Net income (loss)                     $   528   $    482   $    (49 )$   (138 ) $    (69 )$    754
                                          ==============================================================




     Total assets as of September 30,      $ 3,356   $  5,565   $  1,410  $    464   $  3,492  $ 14,287
     1998
                                          ==============================================================

     _____________________________________

<F1> Includes interest income and costs not identifiable to a particular segment, such as interest expense, certain operations support, and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

8.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine
     For the nine months ended            Railcar    Trailer    Container  Aircraft   All <F1>
     September 30, 1999                   Leasing    Leasing     Leasing   Leasing    Other      Total

     REVENUES
       Lease revenue                       $ 2,681   $  1,557   $    116  $     --   $     --  $  4,354
       Interest income and other                --         --         --        --         61        61
       Gain (loss) on disposition of           192        131        (63)       --         --       260
        equipment
                                          --------------------------------------------------------------
         Total revenues                      2,873      1,688         53        --         61     4,675

     COSTS AND EXPENSES
       Operations support                      762        482          2        --         12     1,258
       Depreciation                            585        648        255        --         --     1,488
       Management fees                         133         79          6        --         --       218
       General and administrative              141        226          9         5        308       689
         expenses
       (Recovery of) provision for bad           7          7         (1)       --         --        13
         debts
                                          --------------------------------------------------------------
         Total costs and expenses            1,628      1,442        271         5        320     3,666
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --      (409)        --      (409)
                                          --------------------------------------------------------------
                                          ==============================================================
     Net income (loss)                     $ 1,245   $    246   $   (218) $   (414)  $   (259) $    600
                                          ==============================================================


     Total assets as of September 30,      $ 2,473   $  4,584   $    869  $    526   $  1,035  $  9,487
     1999
                                          ==============================================================

                                                                 Marine
     For the nine months ended            Railcar    Trailer    Container  Aircraft   All <F1>
     September 30, 1998                   Leasing    Leasing     Leasing   Leasing    Other      Total

     REVENUES
       Lease revenue                       $ 3,209   $  2,101   $    176  $     83   $     --  $  5,569
       Interest income and other                --         --         --        --        175       175
       Gain (loss) on disposition of           397        746        (27)    4,805         --     5,921
        equipment
                                          --------------------------------------------------------------
         Total revenues                      3,606      2,847        149     4,888        175    11,665

     COSTS AND EXPENSES
       Operations support                      892        520          4        36         44     1,496
       Depreciation                            613        916        296        74         --     1,899
       Interest expense                         --         --         --        --         47        47
       Management fees                         168        106          9         8         --       291
       General and administrative              116        354         15        31        427       943
     expenses
       Recovery of bad debts                    18        (14)        --       (72)        --       (68)
                                          --------------------------------------------------------------
         Total costs and expenses            1,807      1,882        324        77        518     4,608
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --      (371)        --      (371)
                                          --------------------------------------------------------------
                                          ==============================================================
     Net income (loss)                     $ 1,799   $    965   $   (175) $  4,440   $   (343) $  6,686
                                          ==============================================================


     Total assets as of September 30,      $ 3,356   $  5,565   $  1,410  $    464   $  3,492  $ 14,287
     1998
                                          ==============================================================

     _____________________________________

     <F1> Includes  interest  income and costs not  identifiable to a particular segment, such as interest expense, certain operations support, and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

9.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999 and 1998 was 7,381,805.

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




                     (This space intentionally left blank.)




TEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH FUND II'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 1999 when compared to the same quarter of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Three Months
                                                       Ended September 30,
                                                      1999             1998
                                                 ----------------------------
     Railcars                                    $    693              856
     Trailers                                         365              547
     Marine containers                                 38               42
     Aircraft                                          --               (2)

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the third quarter of 1999, compared to $1.1 million and $0.3 million, respectively, during the same quarter of 1998. Railcar contribution decreased in the third quarter of 1999, compared to the same quarter of 1998, due primarily to a group of railcars being off lease in 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the third quarter of 1999, compared to $0.7 million and $0.2 million, respectively, during the same quarter of 1998. The decrease in trailer contribution was due to the sale of trailers in 1999 and 1998.

Marine containers: Marine container lease revenues and direct expenses were $39,000 and $1,000, respectively during the third quarter of 1999 compared to $43,000 and $1,000, respectively, during the same quarter in 1998. The decrease in lease revenue was due to the reduction in the marine container fleet resulting from the dispositions of marine containers over the past twelve months.

Aircraft: Aircraft lease revenues and direct expenses were $0 and $2,000, respectively, for the third quarter of 1998. The Partnership's remaining wholly-owned aircraft was sold in 1998.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.8 million for the third quarter of 1999 decreased from $0.9 million for the same quarter in 1998. The primary reason for the decrease was a $0.1 million decrease in depreciation expense from 1998 levels that reflects the effect of asset sales in 1999 and 1998.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the third quarter of 1999 totaled $27,000, and resulted from the disposal or sale of trailers and marine containers, with an aggregate net book value of $21,000, for aggregate proceeds of $48,000. For the same quarter in 1998, net gain on disposition of equipment totaled $0.3 million, and resulted from the disposal or sale of a trailers, and marine containers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.4 million.


D)  Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net loss of  unconsolidated  special-purpose  entities  represents the
Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 7 to the financial statements).

As of September 30, 1999 and 1998, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the third quarter of 1999 and 1998. The Partnership's share of expenses for this entity was $0.1 million for the third quarter of 1999 and 1998.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.2 million for the third quarter of 1999, compared to net income of $0.8 million during the third quarter of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1999 is not necessarily indicative of future periods. In the third quarter of 1999, the Partnership distributed $1.1 million to the limited partners, or $0.15 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1999 when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                     For the Nine Months
                                                     Ended September 30,
                                                    1999             1998
                                                 ----------------------------
     Railcars                                    $  1,919            2,317
     Trailers                                       1,075            1,581
     Marine containers                                114              172
     Aircraft                                          --               47

Railcars: Railcar lease revenues and direct expenses were $2.7 million and $0.8 million, respectively, for the nine months ended September 30, 1999, compared to $3.2 million and $0.9 million, respectively, during the same period of 1998. Railcar contribution decreased $0.3 million in the nine months ended September 30, 1999, compared to the same period of 1998, due to a group of railcars being off lease in 1999. In addition, railcar contribution decreased $0.1 million due to the sale of railcars in 1999 and 1998.

Trailers: Trailer lease revenues and direct expenses were $1.6 million and $0.5 million, respectively, for the nine months ended September 30, 1999, compared to $2.1 million and $0.5 million, respectively, during the same period of 1998. The decrease in trailer contribution was due to the sale of trailers in 1999 and 1998.

Marine containers: Marine container lease revenues were $0.1 million during the nine months ended September 30, 1999 compared to $0.2 million for the same period in 1998. The decrease in lease revenue was due to the reduction in the marine container fleet resulting from the dispositions of marine containers over the past twelve months.

Aircraft: Aircraft lease revenues and direct expenses were $0.1 million and $36,000, respectively, for the nine months ended September 30, 1998. The Partnership's remaining wholly-owned aircraft was sold in 1998.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.4 million for the nine months ended September 30, 1999 decreased from $3.1 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation expense from 1998 levels reflects the effect of asset sales in 1999 and 1998.

     (ii) A $0.3 million decrease in general and administrative expenses from 1998 levels due to reduced office expenses and professional services required by the Partnership, resulting from the reduced equipment portfolio.

     (iii) A $47,000 decrease in interest expense due to the repayment of the Partnership's outstanding debt in 1998.

     (iv)The $0.1 million increase in bad debt expense was due to the recovery of an outstanding receivable that had previously been reserved for as a bad debt in the nine months ended September 30, 1998. A similar recovery did not occur in 1999.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 1999 totaled $0.3 million, and resulted from the disposal or sale of trailers, marine containers, and railcars, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.6 million. For the same period in 1998, net gain on disposition of equipment totaled $5.9 million, and resulted from the sale or disposal of an aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.9 million, for aggregate proceeds of $7.8 million.

(D)  Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net loss of  unconsolidated  special-purpose  entities  represents the
Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 6 to the financial statements).

As of September 30, 1999 and 1998, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the nine months ended September 30, 1999 and 1998. The Partnership's share of expenses for this entity was $0.4 million for the nine months ended September 30, 1999 and 1998. During the first nine months of 1998, the General Partner sold for approximately its book value the Partnership's 23% investment in an entity that owned an aircraft.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.6 million for the nine months ended September 30, 1999, compared to net income of $6.7 million during the nine months ended September 30, 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1999 is not necessarily indicative of future periods. In the nine months ended September 30, 1999, the Partnership distributed $3.2 million to the limited partners, or $0.44 per weighted-average depositary unit.


II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1999, the Partnership generated $1.9 million in operating cash (net cash provided by operating activities less investment in the USPE to fund its operations) to meet its operating obligations, but used undistributed available cash from prior periods and asset sale proceeds of approximately $1.5 million to maintain the level of distributions (total of $3.4 million in the nine months ended September 30, 1999) to the partners.

During the nine months ended September 30, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.6 million.

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

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems have been tested and appear to be to be compliant.

As of September 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

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

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed in the fourth quarter of 1999.

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

Several factors may affect the Partnership's operating performance in the remainder of 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and investment in USPE represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the remainder of 1999 and beyond includes:

1. The Partnership's remaining aircraft which, it jointly owns with an affiliated Partnership, has been off-lease for over two years. This aircraft required extensive repairs and maintenance and has had difficulty being re-leased or sold. This aircraft will remain off-lease until it is sold.

2. Railcar loadings in North America have continued to be high, however a softening in the market is expected in the remainder of 1999 and into 2000, which may lead to lower utilization and lower contribution to the Partnership. The market for mill gondalos railcars is soft and 75 of the Partnership's railcars are presently off lease.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 1999, 27% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.





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




                                              PLM EQUIPMENT GROWTH FUND II
                                              By: PLM Financial Services, Inc.
                                                  General Partner




Date:  October 27, 1999                       By: /s/ Richard K Brock
                                                  Richard K Brock
                                                  Vice President and
                                                  Corporate Controller