Form 10-K
period 1999-12-31
PLM EQUIPMENT GROWTH FUND II
filed 2000-03-07
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------


                                    FORM 10-K

     [X]          ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

Aggregate market value of voting stock:  N/A

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:

                  Class                             Outstanding at March 6, 2000
                  -----                             ----------------------------
         Limited partnership depositary units:               7,381,805
         General Partnership units:                              1

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

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), less reasonable reserves are used to pay distributions to the partners;

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

As of December 31, 1999, there were 7,381,805 depositary units outstanding.

On January 1, 1999, the Partnership entered its liquidation phase and in accordance with the limited partnership agreement, the General Partner intends to commence an orderly liquidation of the Partnership's assets. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the cost of equipment in the Partnership's portfolio, and the cost of an investment in an unconsolidated special-purpose entity, as of December 31, 1999 (in thousands of dollars):

                                                      TABLE 1

 Units                    Type                                   Manufacturer                           Cost
----------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

    458      Box railcars                                         Various                             $    7,777
    193      Mill gondolas railcars                               Various                                  4,459
    112      Pressurized tank railcars                            Various                                  3,160
     24      Non-Pressurized tank railcars                        Various                                    429
     27      Covered hopper railcars                              ACF Industries                             424
    620      Dry piggyback trailers                               Various                                  9,541
      8      Refrigerated trailers                                Various                                    264
     66      Dry trailers                                         Fruehauf                                   801
    257      Refrigerated marine containers                       Various                                  5,632
                                                                                                      -------------

Total owned equipment held for operating lease                                                        $   32,487 <F1>1
                                                                                                      =============

Investment in unconsolidated special-purpose entity:

    50%      737-200 Stage II commercial aircraft                 Boeing                              $   8,046 <F2>1,2
                                                                                                      ==============

<F1> 1    Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI, subsequent to the date of acquisition. All equipment was used equipment at the time of purchase,

<F2> 2    Jointly owned:  EGF II (50%) and an affiliated program.



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

As of December 31, 1999, approximately 11% of the of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. The remaining trailer fleet operated in the short-line railroad system. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Cronos, Union Pacific Railroad Company, Canadian Pacific Railway Company, and Elgin, Jolieit & Eastern Railway.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessors under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

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

(D)  Demand

The Partnership currently operates in four primary operating segments: railcar leasing, trailer leasing, marine container leasing, and aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for the aircraft which may be leased to a passenger air carrier, the Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Railcars

(a)  Box Railcars

Boxcars are used to primarily transport paper and paper products. Carloadings of forest products decreased 2.0% in the United States and rose 4.3% in Canada during 1999, compared to 1998. However, during 1999, prospects for the forest products industry showed signs of improvement, largely due to macroeconomic factors, such as the beginning of an economic recovery in Asia, some weakening of the United States (US) dollar, and a continued strong domestic economy. The outlook has also improved due to industry-specific factors, most notably a major slowdown in capacity additions.

The Partnership's boxcars continued to operate on long-term leases during 1999.

(b)  Mill Gondolas Railcars

Mill gondola railcars are used typically to transport scrap steel for recycling from steel processors to small steel mills called minimills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Within the United States, 1999 carloadings for the commodity group that includes scrap steel increased 1.0% over 1998 volumes.

The General Partner continues to seek a lessee for the Partnership's mill gondola railcars, which have remained off lease since May of 1999. Demand for these particular mill gondolas has been weak, as they are older, low cubic capacity, and low-sided railcars.

(c)  Pressurized Tank Railcars

Pressurized tank cars are used to transport primarily liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The major US markets for natural gas are industrial applications (40% of estimated demand in 1998), residential use (21%), electrical generation (15%), and commercial applications (14%). Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 2.5% in 1999, compared to 1998. Correspondingly, demand for pressurized tank cars remained solid during 1999, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

(d)  General Purpose (Nonpressurized) Tank Railcars

These cars, which are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup, continued to be in high demand during 1999. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 1999 carloadings of the commodity group that includes chemicals and petroleum products rose 2.5% over 1998 levels. Utilization of the Partnership's nonpressurized tank cars was above 98% again during 1999.

(e)  Covered Hopper (Grain) Railcars

Demand for covered hopper cars, which are specifically designed to service the agricultural industry, continued to experience weakness during 1999. The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feed lots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income.

Within the United States, 1999 carloadings of agricultural products increased 4.3%, while Canadian carloadings of these products fell 3.4%, resulting in an overall increase within North America of only 2.8% compared to 1998. Since the combined North American shipments for 1998 had decreased 7.7% over the previous year, the 1999 volume, while representing a slight increase, is still below 1997 levels. Another factor contributing to softness in the covered hopper car market has been the large number of new cars built in the last few years. Production of new railcars of all types is estimated to have reached 57,685 cars during 1999, with covered hopper cars representing 19,845, or one-third, of this total. For those covered hopper cars whose leases expired in 1999, both industry-wide and within the Partnership, the combination of a lack of strong demand and an excess supply of cars resulted in many of these expiring leases being renewed at considerably lower rates.

(2)  Trailers

(a)  Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to transport a variety of goods either by truck or by rail. Over the past decade, intermodal trailers have been gradually displaced by domestic containers as the preferred method of transport for such goods. During 1999, demand for intermodal trailers was more volatile than usual. Slow demand occurred over the first half of the year due to customer concerns over rail service problems associated with mergers in the rail industry, however, demand picked up significantly over the second half of the year due to both a resolution of these service problems and the continued strength of the US economy. Due to rise in demand which occurred over the latter half of 1999, overall, activity within the intermodal trailer market declined less than expected for the year, as total intermodal trailer shipments decreased by only approximately 1.8% compared to the prior year. Average utilization of the entire intermodal fleet rose from 73% in 1998 to 77% in 1999, primarily due to demand exceeding available supply of intermodal trailers during the second part of the year.

The General Partner stepped up its marketing program for the Partnership's intermodal trailers during 1999. These efforts resulted in average utilization for the Partnership's intermodal trailers of approximately 82% for the year, up 2% compared to 1998 levels.

Although the trend towards using domestic containers instead of intermodal trailers is expected to continue in the future, overall intermodal trailer shipments are forecast to decline by only 2% to 3% in 2000, compared to the prior year, due to the anticipated continued strength of the overall economy. As such, the nationwide supply of intermodal trailers is expected to remain essentially in balance with demand for 2000. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals.

(b)      Refrigerated Trailers

The temperature-controlled trailer market continued to expand during 1999, although not as quickly as in 1998 when the market experienced very strong growth. The leveling off in 1999 occurred as equipment users began to absorb the increases in supply created over the prior two years. Refrigerated trailer users have been actively retiring their older units and consolidating their fleets in response to improved refrigerated trailer technology. Concurrently, there is a backlog of six to nine months on orders for new equipment.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their existing fleets. Such a trend should benefit the Partnership, whose trailers are typically leased on a short-term basis.

(c)  Dry Trailers

The US dry trailer market continued its recovery during 1999, as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook for leasing this type of trailer remains positive, particularly as the equipment surpluses of recent years are being absorbed by the buoyant market. In addition to high freight volumes, improvements in inventory turnover and tighter turnaround times have lead to a stronger overall trucking industry and increased equipment demand.

(3)  Marine Containers

The marine container leasing market started 1999 with industry-wide utilization in the mid 70% range, down somewhat from the beginning of 1998. The market strengthened throughout the year such that most container leasing companies reported utilization of 80% by the end of 1999. Overall, industry-wide utilization for marine containers was increasing during 1999. The Partnership owns older marine containers and thus, did not contribute to the overall increase in the industry-wide utilization. The General Partner plans to dispose of these older refrigerated marine containers. These marine containers are currently off lease.

Offsetting this favorable trend was a continuation of historically low acquisition prices for new containers manufactured in the Far East, predominantly China. These low prices put pressure on fleetwide per diem leasing rates.

Industry consolidation continued in 1999 as the parent of one of the world's top ten container lessors finalized the outsourcing of the management of its container fleet to a competitor. However, the General Partner believes that such consolidation is a positive trend for the overall container leasing industry, and ultimately will lead to higher industry-wide utilization and increased per diem rates.

(4)  Commercial Aircraft

After experiencing relatively robust growth over the prior four years, demand for commercial aircraft softened somewhat in 1999. Boeing and Airbus, the two primary manufacturers of new commercial aircraft, saw a decrease in their volume of orders, which totaled 368 and 417 during 1999, compared to 656 and 556 in 1998. The slowdown in aircraft orders can be partially attributed to the full implementation of US Stage III environmental restrictions, which became fully effective on December 31, 1999. Since these restrictions effectively prohibit the operation of noncompliant aircraft in the United States after 1999, carriers operating within or into the United States either replaced or modified all of their noncompliant aircraft before the end of the year. The continued weakness of the Asian economy has also served to slow the volume of new aircraft orders. However, with the Asian economy now showing signs of recovery, air carriers in this region are beginning to resume their fleet building efforts.

Demand for, and values of, used commercial aircraft have been adversely affected by the Stage III environmental restrictions and an oversupply of older aircraft as manufacturers delivered more new aircraft that the overall market required. Boeing predicts that the worldwide fleet of jet-powered commercial aircraft will increase from approximately 12,600 airplanes as of the end of 1998 to about 13,700 aircraft by the end of 2003, an average increase of 220 units per year. However, actual deliveries for the first two years of this period, 1998 and 1999, already averaged 839 units annually. Although some of the resultant surplus used aircraft have been retired, the net effect has been an overall increase in the number of used aircraft available. This has resulted in a decrease in both market prices and lease rates for used aircraft. The weakness in the used commercial aircraft market may be mitigated in the future as manufacturers bring their new production more in line with demand and given the anticipated continued growth in air traffic. Worldwide, demand for air passenger services is expected to increase at about 5% annually and freight services at about 6% per year, for the foreseeable future.

This Partnership owns a 50% interest in a Stage II aircraft, which has been impacted by the soft market conditions described above. The General Partner has been unsuccessfully trying to sell this aircraft.

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

       (1)the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership's remaining aircraft is a Stage II aircraft that does not meet Stage III requirements. As of December 31, 1999, this aircraft is located overseas where it is expected to be sold. This aircraft is currently off-lease and is scheduled to be sold in the year 2000.

       (2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers and refrigerated trailers).

       (3) the Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

As of December 31, 1999, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has either purchased or interests in entities which own equipment. As of December 31, 1999, the Partnership owned a portfolio of transportation and related equipment and an investment in equipment owned by an unconsolidated special-purpose entity as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $150.0 million, proceeds from debt financing of $35.0 million and by reinvesting a portion of its operating cash flow in additional equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

As of March 6, 2000, there were 7,381,805 depositary units outstanding. There are 6,096 depositary unitholders of record as of the date of this report.

There are several secondary markets that will facilitate sales and purchases of depositary units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of depositary units. Presently, there is no public market for the units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an United States citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

On January 10, 2000, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in 2000. The Partnership is listed on the OTC Bulletin Board under the symbols GFYPZ.

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

Should the Partnership approach the annual safe harbor limitation later on in 2000, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

Pursuant to the terms of the amended limited partnership agreement, the General Partner is generally entitled to a 5% interest in the profits, losses, and cash distributions of the Partnership. Cash Distributions are allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. Such allocation of income may not cumulatively exceed five ninety-fifths of the aggregate of the capital contributions made by the limited partners and the reinvestment cash available for distribution.

ITEM 6.       SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
   (In thousands of dollars, except weighted-average depositary unit amounts)

                                                  1999         1998         1997           1996           1995
  ----------------------------------------------------------------------------------------------------------------

  Operating results:
    Total revenues                             $   6,367    $  13,567     $ 12,748      $  14,819      $  18,983
    Net gain on disposition of equipment             328        5,990        1,922          2,085          1,485
    Loss on revaluation of equipment                  --           --           --             --           (667)
    Equity in net income (loss) of
      unconsolidated special-purpose
      entities                                      (448)      (1,484)        (519)         6,267             --
    Net income                                       934        6,031        2,695          8,186            937

  At year-end:
    Total assets                               $   8,858    $  12,474     $ 18,631      $  33,595      $  48,957
    Total liabilities                              1,202        1,207        4,906         16,349         30,761
    Notes payable                                     --           --        2,500         13,000         27,000

  Cash distribution                            $   4,545    $   8,489     $  6,216      $   8,957      $  12,549

  Cash distribution representing a
      return of capital to the limited
      partners                                 $   3,611    $   2,458     $  3,709      $   1,045      $  11,847

  Per weighted-average depositary unit:

  Net income                                   $   0.10<F1>1$    0.76<F1>1$   0.30<F1>1 $    1.01<F1>1 $    0.01<F1>1

  Cash distribution                            $   0.58     $    1.09     $   0.80      $    1.15      $    1.60

  Cash distribution representing a
      return of capital to the limited
      partners                                 $   0.49     $    0.33     $   0.50      $    0.14      $    1.59

<F1> 1    After an increase of income of $180 ($0.02 per weighted-average depositary unit) in 1999, representing allocations to the General Partner resulting from an amendment to the partnership agreement (see Note 1 to the financial statements). After reduction of income of $124 ($0.02 per weighted-average depositary unit) in 1998, $364 ($0.05 per weighted-average depositary unit) in 1997, $313 ($0.04 per weighted-average depositary unit) in 1996, and $815 ($0.11 per weighted-average depositary unit) in 1995, representing special allocations to the General Partner.

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

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1999 in its railcar, trailer, marine container and aircraft portfolios.

     (a) Railcars: 84 of the Partnership's railcars came off lease during 1999 and are currently being marketed for re-lease. The Partnership's remaining railcars remained on-lease throughout the year. The relatively short duration of most leases exposes the railcars to considerable re-leasing activity. The Partnership's railcar lease revenue declined approximately $0.3 million from 1998 to 1999 due to the sale and disposition of railcars during 1998 and 1999, and decreased approximately $0.4 million due to the group of railcars which came off lease during 1999.

     (b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. The Partnership's lease revenue decreased approximately $0.8 million from 1998 to 1999 primarily due to the sale and disposition of trailers during 1998 and 1999, which was offset by an increase of approximately $0.2 million from 1998 to 1999 due to higher utilization for the remaining fleet.

         (c) Marine containers: 132 of the Partnership's marine containers came off lease during 1999 and are currently being marketed for sale. The Partnership's remaining marine container portfolio operates in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. The Partnership's marine container contributions declined approximately $0.1 million from 1998 to 1999 primarily due to marine containers coming off lease during 1999.

     (d) Aircraft: The Partnership's 50% investment in a commercial aircraft was off-lease throughout 1998 and 1999. This aircraft is currently being marketed for sale.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment and investment in unconsolidated special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1999:

     (a) Liquidations: During the year ended December 31, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million, for proceeds of $0.7 million.

     (b) Nonperforming Lessees: In 1996, the General Partner repossessed an aircraft owned by a trust in which the Partnership has a 50% interest, due to the lessee's inability to pay for outstanding receivables. This aircraft remained off lease throughout 1997, 1998 and 1999 and is currently being marketed for sale.

(3)  Equipment Valuation and Write-downs

In accordance with Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the equipment carrying values were required for the years ended December 31, 1999, 1998, or 1997.

As of December 31, 1999, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including interest in the equipment owned by a USPE, to be $21.1 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by the USPE. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

(C)  Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the limited partnership agreement. As of December 31, 1999, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

For the year ended December 31, 1999, the Partnership generated $2.8 million in operating cash (net cash provided by operating activities less investments in a USPE to fund its operations) to meet its operating obligations, but also used undistributed available cash from prior periods and asset sale proceeds of approximately $1.7 million to maintain the level of distributions (total in 1999 of $4.5 million) to the partners.

During the year ended December 31, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million, for proceeds of $0.7 million.

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

(D)  Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                              For the Years Ended
                                                  December 31,
                                              1999             1998
                                             ----------------------------
  Railcars                                  $  2,571            2,991
  Trailers                                     1,540            2,074
  Marine containers                              160              246
  Aircraft                                        --               47

Railcars: Railcar lease revenues and direct expenses were $3.6 million and $1.0 million, respectively, for 1999, compared to $4.2 million and $1.2 million, respectively, during 1998. Lease revenue decreased approximately $0.4 million in 1999, compared to the same period of 1998, due to a group of railcars coming off lease in 1999. In addition, lease revenue decreased approximately $0.3 million due to the sale of railcars in 1999 and 1998. The decrease in lease revenue was offset, in part, by an approximately $0.1 million increase in lease revenue due to higher re-lease rates earned in 1999 compared to the same period in 1998. Direct expenses decreased due to higher running repairs required on certain railcars in 1998, which were not needed during the same period in 1999.

Trailers: Trailer lease revenues and direct expenses were $2.2 million and $0.7 million, respectively, for 1999, compared to $2.8 million and $0.7 million, respectively, during 1998. Lease revenue decreased approximately $0.8 million from 1998 to 1999 primarily due to the sale and disposition of trailers during 1998 and 1999, which was offset by an increase of approximately $0.2 million from 1998 to 1999 due to higher utilization for the remaining fleet. Direct expenses increased slightly due to higher marketing expenses in 1999 compared to 1998.

Marine containers: Marine container lease revenues was $0.2 million for 1999 and 1998. The decrease in lease revenue was primarily due to a group of marine containers coming off lease during 1999.

Aircraft: Aircraft lease revenues and direct expenses were $0.1 million and $36,000, respectively, for the year ended December 31, 1998. The Partnership's remaining wholly-owned aircraft was sold in 1998.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.3 million for the year ended December 31, 1999, decreased from $4.0 million for the same period of 1998. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation expense from 1998 levels reflects the effect of asset sales in 1999 and 1998.

     (ii) A $0.2 million decrease in general and administrative expenses from 1998 levels due to reduced office expenses and professional services required by the Partnership, resulting from the reduced equipment portfolio.

     (iii) A $0.1 million decrease in management fees to affiliates reflects the lower levels of lease revenues in the year ended December 31, 1999, compared to the same period in 1998.

     (iv)The $0.1 million increase in bad debt expense was due to the recovery of an outstanding receivable in the year ended December 31, 1998, that had previously been reserved for as a bad debt. A similar recovery did not occur in 1999.

(c)   Interest and Other Income

Interest and other income decreased $0.1 million in interest income due to lower average cash balances in 1999 compared to 1998.

(d)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the year ended December 31, 1999 totaled $0.3 million, which resulted from the sale or disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.7 million. For the year ended December 31, 1998, the $6.0 million net gain on disposition of equipment resulted from the sale or disposal of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.9 million, for aggregate proceeds of $7.9 million.

(e)  Equity in Net Loss of USPEs

Equity in net loss of  unconsolidated  special-purpose  entities  represents the
Partnership's share of the net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements).

As of December 31, 1999, the Partnership owned a 50% interest in an entity which owns a commercial aircraft that was off lease during the years ended December 31, 1999 and 1998. The Partnership's share of revenues and expenses were $0.1 million and $0.5 million, respectively, for 1999 compared to expenses of $1.5 million, for 1998. Revenues increased $0.1 million in 1999 due to a deposit received for the proposed sale of the Partnership's 50% interest in an entity which owns a commercial aircraft, was defaulted on and the Partnership recognized it as income. A similar event did not occur in 1998. Expenses decreased due to repairs required during 1998, which were not required for the same period in 1999. During the year ended December 31, 1998, the General Partner sold for approximately its book value the Partnership's 23% investment in an entity that owned an aircraft.

(f)  Net Income

As a result of the foregoing, the Partnership's net income for the period ended December 31, 1999 was $0.9 million, compared to net income of $6.0 million during the same period in 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the life of the Partnership is subject to many factors, and the Partnership's performance in the year ended December 31, 1999 is not necessarily indicative of future periods. In the year ended December 31, 1999, the Partnership distributed $4.3 million to the limited partners, or $0.58 per weighted-average depositary unit.

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

                                           For the Years Ended
                                              December 31,
                                           1998             1997
                                        ----------------------------
  Railcars                               $  2,991        $  3,251
  Trailers                                  2,074           2,787
  Marine containers                           246             666
  Aircraft                                     47           1,848

Railcars: Railcar lease revenues and direct expenses were $4.2 million and $1.2 million, respectively, for 1998, compared to $4.5 million and $1.2 million, respectively, during 1997. Lease revenues decreased due to the sale of railcars in 1998 and 1997.

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

(d)  Equity in Net Loss of USPEs

Net loss generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table (in thousands of dollars):

                              For the Years Ended
                                 December 31,
                              1998              1997
                          -----------------------------
  Aircraft               $  (1,484 )        $  (519 )

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

The Partnership's owned equipment on lease to U.S.-domiciled lessees consists of trailers and railcars. During 1999, lease revenues generated by wholly and partially owned equipment in the United States accounted for 73% of the lease revenues, while net operating income accounted for $1.3 million of the $0.9 million aggregate net income for the Partnership. The Partnership sold trailers and railcars in this region for an aggregate net gain of $0.3 million in 1999.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 1999, lease revenues generated by wholly and partially owned equipment in Canada accounted for 24% of the lease revenues, while the net operating income accounted for $0.8 million of the $0.9 million aggregate net income for the Partnership. The Partnership sold railcars in this region for a net gain of $0.1 million in 1999.

The Partnership's investment in equipment owned by a USPE in South Asia accounted for none of the Partnership's lease revenue from wholly and partially owned equipment. This equipment resulted in a $0.4 million of net loss, due to the aircraft being off lease in 1999.

In 1999, marine containers, which were leased in various regions throughout the year, accounted for 3% of the lease revenues from wholly and partially owned equipment. This equipment resulted in $0.3 million of the net loss in 1999, primarily due to a group of marine containers coming off lease during 1999.

(F) Effects of Year 2000

As of March 6, 2000, the  Partnership has not experienced any material Year 2000
(Y2K) issues with either its internally developed software or purchased software. In addition, to date the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The General Partner continues to monitor its systems for any potential Y2K issues.

(G)  Inflation

Inflation had no significant impact on the Partnership's operations during 1999, 1998, or 1997.

(H)  Forward-Looking Information

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

(I)  Outlook for the Future

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

Several factors may affect the Partnership's operating performance in 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and investment in USPE represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2000 and beyond includes:

1. The Partnership's remaining aircraft that, it jointly owns with an affiliated Partnership, has been off-lease for over two years. This aircraft required extensive repairs and maintenance and has had difficulty being re-leased or sold. This aircraft will remain off-lease until it is sold.

2. The General Partner continues to seek a lessee for the Partnership's 75 mill gondola railcars, which have remained off lease since May of 1999. Demand for these particular mill gondolas has been weak, as they are older, low cubic capacity, and low-sided railcars.

3. Demand for the Partnership's refrigerated marine containers has been weak, as they are older containers. These marine containers are currently off lease and the General Partner plans to dispose of these containers.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredicability of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations to satisfy its operating requirements and pay cash distributions to the partners.

(1)  Repricing Risk

Certain of the Partnership's trailers, railcars, and marine containers will be remarketed in 2000 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership's remaining Stage II aircraft is currently off-lease and is scheduled to be sold in the year 2000. Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

(3)  Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to existing distribution levels. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

Since the Partnership is in its active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced in the future, significant asset sales may result in potential special distributions to unitholders.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 1999, 27% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S.
dollar denominated lease payments.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        61      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52      Director, PLM International, Inc.

Douglas P. Goodrich                      53      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   34      Director, PLM International, Inc.

Howard M. Lorber                         51      Director, PLM International, Inc.

Harold R. Somerset                       64      Director, PLM International, Inc.

Robert L. Witt                           59      Director, PLM International, Inc.

Robin L. Austin                          53      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          53      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          37      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           37      Vice President, Secretary, and General Counsel, PLM
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

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, after having served as Acting CFO since June 1999. Mr. Brock served as Corporate Controller of PLM International and PLM Financial Services, Inc. beginning in June 1997, as Director of Planning and General Accounting beginning in February 1994, and as an accounting manager beginning in September 1991. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership, subject to certain allocations of income. As of December 31, 1999, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         During 1999, management fees to IMI were $0.3 million. During 1999, the Partnership reimbursed FSI and its affiliates $0.3 million for administrative services and data processing expenses performed on behalf of the Partnership.

         During 1999, the Partnership's proportional share of the USPE's administrative services and data processing expenses paid or accrued to FSI or its affiliates was $6,000.


















                     (This space intentionally left blank.)

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

         4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of the Partnership, incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1993.

        10.1 Management Agreement between Registrant and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-13113), which became effective with the Securities and Exchange Commission on June 5, 1987.

        10.2 $35,000,000 Note Agreement dated as of March 1, 1994, incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1995.

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


Date:  March 6, 2000           PLM EQUIPMENT GROWTH FUND II
                               PARTNERSHIP

                               By:      PLM Financial Services, Inc.
                                        General Partner


                               By:      /s/Douglas P. Goodrich
                                        Douglas P. Goodrich
                                        President and Director



                               By:      /s/Richard K Brock
                                       Richard K Brock
                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                      Capacity                           Date


*_____________________
Robert N. Tidball        Director, FSI                    March 6, 2000


*_____________________
Douglas P. Goodrich      Director, FSI                    March 6, 2000


*_____________________
Stephen M. Bess          Director, FSI                    March 6, 2000



* Susan C. Santo, by signing her name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/Susan C. Santo
----------------------
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                            Page

Independent auditors' report                                                 26

Balance sheets as of December 31, 1999 and 1998                              27

Statements of income for the years ended
    December 31, 1999, 1998, and 1997                                        28

Statements of changes in partners' capital for the years
     ended December 31, 1999, 1998, and 1997                                 29

Statements of cash flows for the years ended
     December 31, 1999, 1998, and 1997                                       30

Notes to financial statements                                             31-39


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

As described in Note 1 to the financial statements, PLM Equipment Growth Fund II, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




SAN FRANCISCO, CALIFORNIA
March 6, 2000

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)



                                                                                      1999                 1998
                                                                                  ---------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                     $   32,487           $   36,212
  Less accumulated depreciation                                                      (25,815)             (27,223)
                                                                                  ---------------------------------
      Net equipment                                                                    6,672                8,989

  Cash and cash equivalents                                                              894                1,986
  Accounts receivable, less allowance for doubtful
      accounts of $107 in 1999 and $91 in 1998                                           877                  975
  Investment in an unconsolidated special-purpose entity                                 368                  494
  Prepaid expenses and other assets                                                       47                   30
                                                                                  --------------------------------

        Total assets                                                              $    8,858           $   12,474
                                                                                  =================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities

  Accounts payable and accrued expenses                                           $      352           $      352
  Due to affiliates                                                                       67                   83
  Lessee deposits and reserve for repairs                                                783                  772
                                                                                  ---------------------------------
     Total liabilities                                                                 1,202                1,207
                                                                                  ---------------------------------

  Partners' capital
  Limited partners (7,381,805 depositary units as of
     December 31, 1999 and 1998)                                                       7,656               11,267
  General Partner                                                                         --                   --
                                                                                  ---------------------------------
      Total partners' capital                                                          7,656               11,267
                                                                                  ---------------------------------

        Total liabilities and partners' capital                                   $    8,858           $   12,474
                                                                                  =================================


















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                             1999            1998           1997
                                                                         --------------------------------------------
  REVENUES

  Lease revenue                                                          $    5,949      $    7,355      $  10,583
  Interest and other income                                                      90             222            243
  Net gain on disposition of equipment                                          328           5,990          1,922
                                                                         --------------------------------------------
     Total revenues                                                           6,367          13,567         12,748

  Expenses

  Depreciation and amortization                                               1,933           2,413          4,407
  Repairs and maintenance                                                     1,537           1,890          1,959
  Equipment operating expenses                                                  120              65             --
  Insurance expense                                                              42              82            115
  Management fees to affiliate                                                  295             369            518
  Interest expense                                                               --              47            650
  General and administrative expenses to affiliate                              271             428            575
  Other general and administrative expenses                                     757             807            934
  Provision for (recovery of) bad debt                                           30             (49)           376
                                                                         --------------------------------------------
     Total expenses                                                           4,985           6,052          9,534

  Equity in net loss of unconsolidated
      special-purpose entities                                                 (448)         (1,484)          (519)
                                                                         --------------------------------------------

        Net income                                                       $      934      $    6,031      $   2,695
                                                                         ============================================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                       $      707      $    5,606      $   2,196
  General Partner                                                               227             425            499
                                                                         --------------------------------------------

        Total                                                            $      934      $    6,031      $   2,695
                                                                         ============================================

  Net income per weighted-average depositary unit                        $     0.10      $     0.76      $    0.30
                                                                         ============================================
  Cash distribution                                                      $    4,545      $    4,604      $   6,216
  Special cash distribution                                                      --           3,885             --
                                                                         --------------------------------------------
  Total distribution                                                     $    4,545      $    8,489      $   6,216
                                                                         ============================================
  Per weighted-average depositary unit:
  Cash distribution                                                      $     0.58      $     0.59      $    0.80
  Special cash distribution                                                      --            0.50             --
                                                                         --------------------------------------------
  Total distribution                                                     $     0.58      $     1.09      $    0.80
                                                                         ============================================





                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (in thousands of dollars)


                                                                  Limited            General
                                                                 Partners            Partner            Total
                                                                --------------------------------------------------

    Partners' capital (deficit) as of December 31, 1996         $   17,434          $   (188)         $   17,246

  Net income                                                         2,196               499               2,695

  Cash distribution                                                 (5,905)             (311)             (6,216)
                                                               ---------------------------------------------------
    Partners' capital as of December 31, 1997                       13,725                --              13,725

  Net income                                                         5,606               425               6,031

  Cash distribution                                                 (4,373)             (231)             (4,604)

  Special cash distribution                                         (3,691)             (194)             (3,885)
                                                               ---------------------------------------------------
    Partners' capital as of December 31, 1998                       11,267                --              11,267

  Net income                                                           707               227                 934

  Cash distribution                                                 (4,318)             (227)             (4,545)
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1999                   $    7,656                --          $    7,656
                                                                ===================================================


























                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)



  OPERATING ACTIVITIES                                                       1999            1998            1997
                                                                         --------------------------------------------
  Net income                                                             $      934      $    6,031      $    2,695
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                             1,933           2,413           4,407
    Net gain on disposition of equipment                                       (328)         (5,990)         (1,922)
    Equity in net loss of unconsolidated special-purpose
        entities                                                                448           1,484             519
    Changes in operating assets and liabilities:
      Restricted cash                                                            --             395            (100)
      Accounts receivable, net                                                  125             684            (277)
      Prepaid expenses and other assets                                         (17)             19             960
      Accounts payable and accrued expenses                                      --             (13)            (47)
      Due to affiliates                                                         (16)           (112)             85
      Lessee deposits and reserve for repairs                                    11          (1,074)           (954)
                                                                         --------------------------------------------
        Net cash provided by operating activities                             3,090           3,837           5,366
                                                                         --------------------------------------------

  Investing activities
  Proceeds from disposition of equipment                                        691           7,880           5,089
  Distribution from liquidation of unconsolidated
      special-purpose entities                                                   --           1,425              --
  Additional investments in unconsolidated special-purpose
      entities                                                                 (322)           (723)         (1,145)
  Payments for capital improvements                                              (6)            --              --
                                                                         --------------------------------------------
        Net cash provided by investing activities                               363           8,582           3,944
                                                                         --------------------------------------------

  Financing activities
  Principal payments on notes payable                                            --          (2,500)        (10,500)
  Cash distribution paid to limited partners                                 (4,318)         (8,064)         (5,905)
  Cash distribution paid to General Partner                                    (227)           (425)           (311)
                                                                         --------------------------------------------
        Net cash used in financing activities                                (4,545)        (10,989)        (16,716)
                                                                         --------------------------------------------

  Net (decrease) increase in cash and cash equivalents                       (1,092)          1,430          (7,406)
  Cash and cash equivalents at beginning of year                              1,986             556           7,962
                                                                         --------------------------------------------
  Cash and cash equivalents at end of year                               $      894      $    1,986      $      556
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $       --      $       47      $      653
                                                                         ============================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

     The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

     FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. Such allocation of income may not cumulatively exceed five ninety-fifths of the aggregate of the capital contributions made by the limited partners and the reinvestment cash available for distribution. The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return.

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

     DEPRECIATION AND AMORTIZATION

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for most other types of equipment.

                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

     TRANSPORTATION EQUIPMENT

     In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1999, 1998 or 1997.

     Equipment held for operating leases is stated at cost.

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

     REPAIRS AND MAINTENANCE

     Repair and maintenance costs to railcars and the trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing, are usually the obligation of the Partnership. Maintenance costs for the marine containers are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. Accrued repairs and maintenance expenses for a specific type of marine container are included in the balance sheet as reserve for repairs.

     NET INCOME AND DISTRIBUTIONS PER DEPOSITARY UNIT

     Cash Distributions are allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner through allocation to the extent necessary to cause the General Partner's capital account to equal zero. Such allocation may not cumulatively exceed five ninety-fifths of the aggregate of the capital contributions made by the limited partners and the reinvestment cash available for distribution. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. During

                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   BASIS OF PRESENTATION (CONTINUED)

     NET INCOME AND  DISTRIBUTIONS  PER DEPOSITARY  UNIT  (CONTINUED)

     1999, the General Partner received a special allocation of income of $0.2 million ($0.1 million in 1998 and $0.4 million in 1997).

     Cash distributions are recorded when paid. Cash distributions relating to the fourth quarter of 1999, 1998, and 1997 of $1.1 million ($0.15 per weighted-average depositary unit), $1.1 million ($0.15 per weighted-average depositary unit), and $1.2 million ($0.16 per weighted-average depositary unit), respectively, were paid during the first quarter of 2000, 1999, and 1998.

     Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $3.6 million, $2.5 million, and $3.7 million in 1999, 1998, and 1997, respectively, were deemed to be a return of capital.

     NET INCOME PER WEIGHTED-AVERAGE DEPOSITARY UNIT

     Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 1999, 1998, and 1997 was 7,381,805.

     CASH AND CASH EQUIVALENTS

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates fair market value due to the short-term nature of the investments.

     COMPREHENSIVE INCOME

     The Partnership's net income is equal to comprehensive income for the years ended December 31, 1999, 1998, and 1997.

2.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (i) 5% of Gross Revenues (as defined in the agreement) prior to the payment of any principal and interest incurred in connection with any indebtedness, or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to certain adjustments. Partnership management fees of $0.1 million, were payable as of December 31, 1999 and 1998. The Partnership's proportional share of the USPE's management fee expense was $0 during 1999, 1998, and 1997. The Partnership reimbursed FSI and its affiliates $0.3 million, $0.4 million, and $0.6 million in 1999, 1998, and 1997, respectively, for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional share of the USPE's administrative and data processing expenses reimbursed to FSI were $6,000, $12,000, and $9,000 during 1999, 1998 and 1997, respectively.

     As of December 31, 1999, approximately 11% of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Partnership. Direct expenses associated with the equipment are charged

                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

2.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

3.   EQUIPMENT

     The components of owned equipment as of December 31, were as follows (in thousands of dollars):

Equipment held for operating leases       1999                1998
-----------------------------------
                                       ----------------------------------

Railcars                               $   16,249           $   17,320
Trailers                                   10,606               11,884
Marine containers                           5,632                7,008
                                       ----------------------------------
                                           32,487               36,212
Less accumulated depreciation             (25,815)             (27,223)
                                       ---------------------------------
    Net equipment                      $    6,672           $    8,989
                                       ==================================

     Revenues are earned under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of December 31, 1999, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 84 railcars and 134 marine containers with an aggregate net book value of $0.4 million. As of December 31, 1998, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 6 railcars and 115 marine containers with an aggregate net book value of $0.2 million.

     The General Partner, on behalf of the Partnership, incurred $6,000 in 1999 in capital improvements, but did not purchase any additional equipment, in accordance with the limited partnership agreement.

     During 1999, the General Partner sold or disposed of marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $0.4 million, for proceeds of $0.7 million. During 1998, the General Partner sold or disposed of aircraft, marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $1.9 million, for proceeds of $7.9 million.

     There were no reductions to the carrying values of equipment in 1999, 1998, or 1997.

     All owned equipment on lease is being accounted for as operating leases. Future minimum rents under noncancelable operating leases as of December 31, 1999 during each of the next five years are approximately $2.5 million in 2000, $0.8 million in 2001, $0.1 million in 2002, $0.1 million in 2003,
     $14,000 in 2004 and $0 thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $2.5 million, $3.7 million, and $4.8 million in 1999, 1998, and 1997, respectively.

                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The following summarizes the financial information for the special-purpose entities and the Partnership's interests therein as of and for the year ended December 31 (in thousands of dollars):

                                            1999                    1998                        1997
                                           --------               --------                    --------
                                                Net                          Net                        Net
                                  Total       Interest of     Total      Interest of      Total     Interest of
                                    USPE      Partnership     USPEs      Partnership      USPEs     Partnership
                                 ------------------------------------------------------------------------------------

        Net investments          $    739   $       368   $     992   $       494     $   8,891     $    2,680
        Net loss                     (900)         (448)     (3,028)       (1,48)        (1,039)          (519)

     The net investment in a USPE consisted of a 50% interest in a trust owning a Boeing 737-200A aircraft (and related assets and liabilities) totaling $0.4 million and $0.5 million as of December 31, 1999 and 1998, respectively. This aircraft was off lease as of December 31, 1999 and 1998. In October 1999, this entity received a $0.2 million deposit for the sale of the aircraft. The buyer failed to perform under the terms of the agreement and the deposit was recorded as income.

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












                     (This space intentionally left blank.)

                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

5.       OPERATING SEGMENTS (CONTINUED)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                     Marine
                                          Aircraft  Container   Trailer   Railcar    All
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Other<F1>1  Total
    ------------------------------------  -------    -------    -------   -------    ----        -----

    REVENUES
      Lease revenue                        $    --   $    163   $  2,214  $  3,572   $     --  $  5,949
      Interest income and other                 --         --         --        13         77        90
      Net gain (loss) on disposition
        of equipment                            47        (67)       161       187         --       328
                                          --------------------------------------------------------------
        Total revenues                          47         96      2,375     3,772         77     6,367

    EXPENSES
      Operations support                        --          3        674     1,001         21     1,699
      Depreciation and amortization             --        332        834       767         --     1,933
      Management fee                            --          8        109       178         --       295
      General and administrative expenses        5         12        342       208        461     1,028
      (Recovery of) provision for bad           --         (1)        10        21         --        30
    debts
                                          --------------------------------------------------------------
        Total costs and expenses                 5        354      1,969     2,175        482     4,985
                                          --------------------------------------------------------------
    Equity in net loss of USPE                (448)        --         --        --         --      (448)
                                          --------------------------------------------------------------
    Net income (loss)                      $  (406)  $   (258)  $    406  $  1,597   $   (405) $    934
                                          ==============================================================

    As of December 31, 1999
    Total assets                           $   368   $    754   $  4,460  $  2,335   $    941  $  8,858
                                          ==============================================================

                                                     Marine
                                          Aircraft  Container   Trailer   Railcar    All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Other<F1>1  Total
    ------------------------------------  -------    -------    -------   -------    ----        -----

    REVENUES
      Lease revenue                        $    83   $    251   $  2,801  $  4,220   $     --  $  7,355
      Interest income and other                 --          3         --         6        213       222
      Net gain (loss) on disposition
        of equipment                         4,835        (21)       775       401         --     5,990
                                          --------------------------------------------------------------
        Total revenues                       4,918        233      3,576     4,627        213    13,567

    EXPENSES
      Operations support                        36          5        727     1,229         40     2,037
      Depreciation and amortization             74        379      1,143       817         --     2,413
      Interest expense                          --         --         --        --         47        47
      Management fee                             8         13        139       209         --       369
      General and administrative expenses       40         18        451       163        563     1,235
      (Recovery of) provision for bad          (72 )       --         11        12         --       (49)
    debts
                                          --------------------------------------------------------------
        Total costs and expenses                86        415      2,471     2,430        650     6,052
                                          --------------------------------------------------------------
    Equity in net loss of USPEs              (1,484)       --         --        --         --    (1,484)
                                          --------------------------------------------------------------
    Net income (loss)                      $ 3,348   $   (182)  $  1,105  $  2,197   $   (437) $  6,031
                                          ==============================================================

    As of December 31, 1998
    Total assets                           $   494   $  1,166   $  4,677  $  3,146   $  2,991  $ 12,474
                                          ==============================================================

<F1>1 Includes costs identifiable to a particular segment such as interest expenses and certain interest income and other, operations support expenses and general and administrative expenses.

                                           PLM EQUIPMENT GROWTH FUND II
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1999

5.       OPERATING SEGMENTS (CONTINUED)

                                                     Marine
                                          Aircraft  Container   Trailer   Railcar    All
    For the Year Ended December 31, 1997  Leasing    Leasing    Leasing   Leasing    Other<F2>2  Total
    ------------------------------------  -------    -------    -------   -------    ----        -----


    REVENUES
      Lease revenue                        $ 1,903   $    673   $  3,479  $  4,528   $     --  $ 10,583
      Interest income and other                 --          8         --        12        223       243
      Net gain on disposition of
         equipment                           1,349        245        310        18         --     1,922
                                          ----------------------------------------------------------------
        Total revenues                       3,252        926      3,789     4,558        223    12,748

    EXPENSES
      Operations support                        55         10        694     1,277         38     2,074
      Depreciation and amortization          1,252        521      1,618       859        157     4,407
      Interest expense                          --         --         --        --        650       650
      Management fee                            83         28        178       229         --       518
      General and administrative expenses       49         31        591       191        647     1,509
      Provision for (recovery of) bad          260        113         (5)        8         --       376
    debts
                                          ----------------------------------------------------------------
        Total costs and expenses             1,699        703      3,076     2,564      1,492     9,534
                                          ----------------------------------------------------------------
    Equity in net loss of USPE                (519)        --         --        --         --      (519)
                                          ----------------------------------------------------------------
    Net income (loss)                      $ 1,034   $    223   $    713  $  1,994   $ (1,269) $  2,695
                                          ================================================================

    As of December 31, 1997
    Total assets                           $ 3,757   $  1,760   $  6,359  $  4,129   $  2,626  $ 18,631
                                         ================================================================


<F2>2  Includes costs not identifiable to a particular segment such as interest expenses, and amortization expense, and certain interest income and other, operations support expenses and general and administrataive expenses.


6.   GEOGRAPHIC INFORMATION

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, Europe, and South Asia. Marine containers are leased to multiple lessees in different regions that operate worldwide.

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                             Owned Equipment
   Region                           1999          1998          1997
   ----------------------------  ----------------------------------------

   United States                 $   4,350     $   5,680     $   7,762
   Canada                            1,436         1,424         1,208
   Europe                               --            --           940
   Rest of the world                   163           251           673
                                 ========================================
       Lease revenues            $   5,949     $   7,355     $  10,583
                                 ========================================

                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

6.   GEOGRAPHIC INFORMATION (CONTINUED)

     The following table sets forth net income (loss) information by region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                                     Owned Equipment                     Investments in USPEs
                                          --------------------------------------- ------------------------------------
    Region                                   1999          1998         1997         1999        1998         1997
    ------------------------------------  --------------------------------------- ------------------------------------

    United States                         $   1,278     $  3,270     $   3,533    $      --   $      --   $      --
    Canada                                      767        1,162           470           --          --          --
    Europe                                       --        3,702           260           --          --          --
    South Asia                                   --           --            --         (448)     (1,484)       (519)
    Rest of the world                          (258)        (182)          218           --          --          --
                                          --------------------------------------- ------------------------------------
    Regional income (loss)                    1,787        7,952         4,481         (448)     (1,484)       (519)
    Administrative and other                   (405)        (437)       (1,267)          --          --          --
                                          ======================================= ====================================
        Net income (loss)                 $   1,382     $  7,515     $   3,214    $    (448)  $  (1,484)  $    (519)
                                          ======================================= ====================================

     The net book value of these assets as of December 31, are as follows (in thousands of dollars):


                                             Owned Equipment                      Investments in USPEs
                                   ------------------------------------   -------------------------------------
       Region                         1999        1998        1997            1999        1998         1997
       --------------------------  ------------------------------------   -------------------------------------

       United States               $   5,372   $   7,014   $   9,760      $       --   $      --   $       --
       Canada                            614         809       1,016              --          --           --
       South Asia                         --          --          --             368         494        1,235
       Rest of the world                 686       1,166       1,761              --          --           --
                                   ----------------------------------     -------------------------------------
                                       6,672       8,989      12,537             368         494        1,235
       Equipment held for sale            --          --         788              --          --        1,445
                                   ==================================     =====================================
           Net book value          $   6,672   $   8,989   $  13,325      $      368   $     494   $    2,680
                                   ==================================     =====================================


7.   CONCENTRATIONS OF CREDIT RISK

     No single lessee accounted for more than 10% of the consolidated revenues for the years ended December 31, 1999, 1998 and 1997. In 1998, however, Sabre Airways purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 27.3% of total consolidated revenues from wholly and partially owned equipment during 1998.

     As of December 31, 1999 and 1998, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8.   INCOME TAXES

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1999, the federal income tax basis was higher than the financial statement carrying values of certain assets and liabilities by $10.7 million, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

11.  LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     No special distibutions were paid in 1999 and 1997. In 1998, the General Partner paid special distributions of $0.50 per weighted-average depositary unit. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.











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