Form 10-Q
period 2000-03-31
PLM EQUIPMENT GROWTH FUND II
filed 2000-05-09
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                       March 31,     December 31,
                                                                                      2000            1999
                                                                                  -----------------------------
  ASSETS

  Equipment held for operating lease, at cost                                     $   31,220      $   32,487
  Less accumulated depreciation                                                      (25,204)        (25,815)
                                                                                  -----------------------------
       Net equipment                                                                   6,016           6,672

  Cash and cash equivalents                                                            2,197             894
  Accounts receivable, less allowance for doubtful
      accounts of $97 in 2000 and $107 in 1999                                         1,002             877
  Investment in an unconsolidated special-purpose entity                                   7             368
  Prepaid expenses and other assets                                                       32              47
                                                                                  ----------------------------

        Total assets                                                              $    9,254      $    8,858
                                                                                  =============================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                           $      316      $      352
  Due to affiliates                                                                       67              67
  Lessee deposits and reserve for repairs                                                759             783
                                                                                  -----------------------------
      Total liabilities                                                                1,142           1,202
                                                                                  -----------------------------

  Partners' capital:
  Limited partners (7,381,805 depositary units as of
      March 31, 2000 and December 31, 1999)                                            8,112           7,656
  General Partner                                                                         --              --
                                                                                  -----------------------------
      Total partners' capital                                                          8,112           7,656
                                                                                  -----------------------------

        Total liabilities and partners' capital                                   $    9,254      $    8,858
                                                                                  =============================



















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            2000            1999
                                                                         ----------------------------

  REVENUES

  Lease revenue                                                          $   1,505       $   1,457
  Interest and other income                                                     11              24
  Net gain (loss) on disposition of equipment                                  (22)            152
                                                                         ----------------------------
      Total revenues                                                         1,494           1,633

  EXPENSES

  Depreciation                                                                 432             514
  Repairs and maintenance                                                      410             395
  Equipment operating expenses                                                  45              29
  Management fees to affiliate                                                  77              79
  General and administrative expenses to affiliates                             67              83
  Other general and administrative expenses                                    245             181
  Recovery of bad debts                                                        (10)             (3)
                                                                         ----------------------------
      Total expenses                                                         1,266           1,278

  Equity in net income (loss) of an unconsolidated
      special-purpose entity                                                 1,364            (133)
                                                                         ----------------------------

        Net income                                                       $   1,592       $     222
                                                                         ============================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                       $   1,535       $     166
  General Partner                                                               57              56
                                                                         ----------------------------

        Total                                                            $   1,592       $     222
                                                                         ============================

  Net income per weighted-average depositary unit                        $    0.21       $    0.02
                                                                         ============================

  Cash distribution                                                      $   1,136       $   1,136
                                                                         ============================

  Cash distribution per weighted-average depositary unit                 $    0.15       $    0.15
                                                                         ============================











                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 2000
                            (in thousands of dollars)


                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1998                   $   11,267          $      --          $   11,267

  Net income                                                           707                227                 934

  Cash distribution                                                 (4,318)              (227)             (4,545)
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1999                        7,656                 --               7,656

  Net income                                                         1,535                 57               1,592

  Cash distribution                                                 (1,079)               (57)             (1,136)
                                                                ---------------------------------------------------

    Partners' capital as of March 31, 2000                      $    8,112          $      --          $    8,112
                                                                ===================================================






































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                          For the Three Months
                                                                                            Ended March 31,
                                                                                       2000                 1999
                                                                                   -----------------------------------
  OPERATING ACTIVITIES
  Net income                                                                       $    1,592            $     222
  Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
    Depreciation                                                                          432                   514
    Net (gain) loss on disposition of equipment                                            22                  (152)
    Equity in net (gain) loss from an unconsolidated special-purpose entity            (1,364)                  133
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                           (125)                  252
      Prepaid expenses and other assets                                                    15                    10
      Accounts payable and accrued expenses                                               (36)                  (48)
      Due to affiliates                                                                    --                   (10)
      Lessee deposits and reserve for repairs                                             (24)                   18
                                                                                   -----------------------------------
        Net cash provided by operating activities                                         512                   939
                                                                                   -----------------------------------

  Investing activities
  Proceeds from disposition of equipment                                                  202                   429
  Liquidation distributions from an unconsolidated special-purpose entity               1,824                    --
  Additional investments in an unconsolidated special-purpose entity
      to fund operations                                                                  (99)                   (2)
                                                                                   -----------------------------------
        Net cash provided by investing activities                                       1,927                   427
                                                                                   -----------------------------------

  Financing activities
  Cash distribution paid to limited partners                                           (1,079)               (1,080)
  Cash distribution paid to General Partner                                               (57)                  (56)
                                                                                   ----------------------------------
        Net cash used in financing activities                                          (1,136)               (1,136)
                                                                                   -----------------------------------

  Net increase in cash and cash equivalents                                             1,303                   230

  Cash and cash equivalents at beginning of period                                        894                 1,986
                                                                                   -----------------------------------

  Cash and cash equivalents at end of period                                       $    2,197            $    2,216
                                                                                   ===================================

















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of March 31, 2000 and December 31, 1999, the statements of income for the three months ended March 31, 2000 and 1999, the statements of cash flows for the three months ended March 31, 2000 and 1999, and the statements of changes in partners' capital for the period from December 31, 1998 to March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.   RECLASSIFICATION

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

4.   CASH DISTRIBUTION

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2000 and 1999, cash distributions totaled $1.1 million. Cash distributions to the limited partners of $0 and $0.9 million for the three months ended March 31, 2000 and 1999, respectively, were deemed to be a return of capital.

    Cash distributions related to the results from the first quarter of 2000 of $1.1 million, will be paid during May 2000. In addition, the Partnership will make a special distribution of $0.8 million during the second quarter of 2000.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     Partnership management fees of $0.1 million were payable as of March 31, 2000 and December 31, 1999.

     The Partnership's proportional share of the data processing and administrative expenses incurred by the unconsolidated special purpose entity (USPE) was $1,000 and $0 for the three months ended March 31, 2000 and 1999, respectively.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                                 March 31,          December 31,
                                                   2000                 1999
                                              ---------------------------------
  Railcars                                      $   16,120           $   16,249
  Trailers                                          10,432               10,606
  Marine containers                                  4,668                5,632
                                               --------------------------------
                                                    31,220               32,487
  Less accumulated depreciation                    (25,204)             (25,815)
                                               --------------------------------
        Net equipment                           $    6,016           $    6,672
                                               ================================

     As of March 31, 2000, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 156 marine containers and 83 railcars with an aggregate net book value of $0.4 million. As of December 31, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 84 railcars and 134 marine containers with an aggregate net book value of $0.4 million.

     For the three months ended March 31, 2000, the Partnership sold or disposed marine containers, trailers and railcars, with an aggregate net book value of $0.2 million, for proceeds of $0.2 million.

     During the three months ended March 31, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.4 million.

7.   INVESTMENT IN AN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

     The net investment in a USPE consisted of a 50% interest in a trust that owned a Boeing 737-200A aircraft (and related assets and liabilities) totaling $7,000 and $0.4 million as of March 31, 2000 and December 31, 1999, respectively.

     During  the  first   quarter  of  2000,   the  General   Partner  sold  the
     Partnership's investment in this USPE for proceeds of $1.8 million that resulted in a gain on disposition of $1.5 million.





                     (This space intentionally left blank.)

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

8.   OPERATING SEGMENTS

     The Partnership operates or operated in four different segments: aircraft leasing, marine container leasing, trailer leasing and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                     Marine
                                          Aircraft  Container   Trailer   Railcar    All
     For the quarter ended March 31, 2000 Leasing    Leasing    Leasing   Leasing    Other<F1>1  Total
     ------------------------------------ -------    -------    -------   -------    ----        -----

     REVENUES
       Lease revenue                       $    --   $     73   $    524  $    908   $     --  $  1,505
       Interest income and other                --         --         --        --         11        11
       Gain (loss) on disposition of            --       (108)        19        67         --       (22)
        equipment
                                          --------------------------------------------------------------
         Total revenues                         --        (35)       543       975         11     1,494

     COSTS AND EXPENSES
       Operations support                       --          1        179       265         10       455
       Depreciation                             --         67        172       193         --       432
       Management fees                          --          4         28        45         --        77
       General and administrative               --          1         89        37        185       312
     expenses
       (Recovery of) provision for bad          --         --        (12)        2         --       (10)
     debts
                                          --------------------------------------------------------------
         Total costs and expenses               --         73        456       542        195     1,266
                                          --------------------------------------------------------------
     Equity in net income of a USPE          1,364         --         --        --         --     1,364
                                          --------------------------------------------------------------
     Net income (loss)                     $ 1,364   $   (108)  $     87  $    433   $   (184) $  1,592
                                          ==============================================================


     Total assets as of March 31, 2000     $     7   $    658   $  4,270  $  2,089   $  2,230  $  9,254
                                          ==============================================================


                                                     Marine
                                          Aircraft  Container   Trailer   Railcar    All
     For the quarter ended March 31, 1999 Leasing    Leasing    Leasing   Leasing    Other<F1>1  Total
     ------------------------------------ -------    -------    -------   -------    ----        -----

     Revenues
       Lease revenue                       $    --   $     41   $    464  $    952   $     --  $  1,457
       Interest income and other                --         --         --        --         24        24
       Gain (loss) on disposition of            --        (83)        43       192         --       152
     equipment
                                          --------------------------------------------------------------
         Total revenues                         --        (42)       507     1,144         24     1,633

     Costs and expenses
       Operations support                       --          1        124       295          4       424
       Depreciation                             --         88        225       201         --       514
       Management fees                          --          2         29        48         --        79
       General and administrative                1          3         73        46        141       264
     expenses
       Provision for (recovery of) bad          --         --          3        (6)        --        (3)
     debts
                                          --------------------------------------------------------------
         Total costs and expenses                1         94        454       584        145     1,278
                                          --------------------------------------------------------------
     Equity in net loss of a USPE             (133)        --         --        --         --      (133)
                                          --------------------------------------------------------------
     Net income (loss)                     $  (134)  $   (136)  $     53  $    560   $   (121) $    222
                                          ==============================================================

     Total assets as of March 31, 1999     $   363   $    993   $  4,437  $  2,768   $  2,959  $ 11,520
                                          ==============================================================

<F1>
--------------------------
1 Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

9.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2000 and 1999 was 7,381,805.

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

     No special distributions were paid in the first quarter of 2000 and 1999. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.










                     (This space intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund II's (the Partnership's) Operating Results for the Three Months Ended March 31, 2000 and 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment increased during the first quarter of 2000 when compared to the same quarter of 1999. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                           For the Three Months
                                             Ended March 31,
                                           2000             1999
                                        ----------------------------
  Railcars                             $    643         $    657
  Trailers                                  345              340
  Marine containers                          72               40

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the first quarter of 2000, compared to $1.0 million and $0.3 million, respectively, during the same quarter of 1999. Railcar contribution decreased in the first quarter of 2000, compared to the same quarter of 1999, due to the sale of railcars in 2000 and 1999.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the first quarter of 2000, compared to $0.5 million and $0.1 million, respectively, during the same quarter of 1999. Lease revenue increased $0.1 million in the first quarter of 2000 compared to the same period in 1999 due to higher utilization. This increase in lease revenue was offset, in part, by a decrease of $0.1 million due to sales and dispositions of trailers during 2000 and 1999. Trailer repairs and maintenance increased $0.1 million primarily due to required repairs during the first quarter of 2000 that were not needed during the same period of 1999.

Marine containers: Marine container lease revenues were $0.1 million and $40,000 during the first quarter of 2000 and 1999, respectively. The increase in lease revenues was due to higher utilization revenue in the first quarter of 2000 compared to the same period in 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.8 million for the first quarter of 2000 decreased from $0.9 million for the same quarter in 1999. The primary reason for the decrease was a $0.1 million decrease in depreciation expense from 1999 levels due to asset sales in 2000 and 1999.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the first quarter of 2000 totaled $0.1 million, which resulted from the disposal of marine containers with a net book value of $0.2 million, for proceeds of $0.1 million. The net loss on disposition of this equipment was offset, in part, by a net gain on disposition of equipment of $0.1 million, resulting from the sale or disposal of trailers and railcars with an aggregate net book value of $20,000, for aggregate proceeds of $0.1 million. Net gain on disposition of equipment for the same quarter in 1999 totaled $0.2 million, and resulted from the disposal or sale of trailers, marine containers, and railcars, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.4 million.

(D) Equity in Net Gain (Loss) of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net gain (loss) of an unconsolidated special-purpose entity represents the net gain (loss) generated from the operation of a jointly-owned asset accounted for under the equity method (see Note 7 to the financial statements).

As of March 31, 1999, the Partnership owned a 50% interest in an entity which owned a commercial aircraft that was off lease during the first quarter of 1999. During the first quarter of 2000, the gain from the sale of the Partnership's interest in the USPE of $1.5 million, which was sold in the first quarter of 2000, was offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 1999, depreciation expense, direct expenses, and administrative expenses was $0.1 million.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $1.6 million for the first quarter of 2000, compared to net income of $0.2 million during the first quarter of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 2000 is not necessarily indicative of future periods. In the first quarter of 2000, the Partnership distributed $1.1 million to the limited partners, or $0.15 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the quarter ended March 31, 2000, the Partnership generated $0.4 million in operating cash (net cash provided by operating activities less investments in a USPE to fund its operations) to meet its operating obligations, but used undistributed available cash from prior periods and proceeds from equipment sales of approximately $0.7 to maintain the level of distributions (total of $1.1 million in the first quarter of 2000) to the partners.

During the quarter ended March 31, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars for proceeds of $0.2 million. The Partnership also received liquidating proceeds of $1.8 million from the sale of its interest in an entity owning an aircraft.

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

The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the General Partner continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

(III) EFFECTS OF YEAR 2000

To date, the Partnership has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The General Partner continues to monitor its systems for any potential Y2K issues.

(IV) OUTLOOK FOR THE FUTURE

Since the Partnership is in its active liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in the remainder of 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2000 and beyond includes:

1. The General Partner continues to seek a lessee for the Partnership's 75 mill gondola railcars, which have remained off lease since the second quarter of 1999. Demand for these particular mill gondolas has been weak, as they are older, low cubic capacity, and low-sided railcars.

2. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates. However, demand for some of the Partnership's refrigerated marine containers have been weak, as they are older containers. These marine containers are currently off lease and the General Partner plans to dispose of these containers.

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

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment to satisfy its operating requirements, maintain working capital reserves, and pay cash distributions to the investors.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 2000, 28% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                    PLM EQUIPMENT GROWTH FUND II
                                    By: PLM Financial Services, Inc.
                                        General Partner




Date:  May 8, 2000                  By:  /s/ Richard K Brock
                                         --------------------------
                                         Richard K Brock
                                         Chief Financial Officer