Form 10-Q
period 2000-06-30
PLM EQUIPMENT GROWTH FUND II
filed 2000-08-07
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                       June 30,      December 31,
                                                                                      2000            1999
                                                                                  -----------------------------
  ASSETS

  Equipment held for operating lease, at cost                                     $   29,548      $   32,487
  Less accumulated depreciation                                                      (24,196)        (25,815)
                                                                                  -----------------------------
       Net equipment                                                                   5,352           6,672

  Cash and cash equivalents                                                            1,608             894
  Accounts receivable, less allowance for doubtful
      accounts of $121 in 2000 and $107 in 1999                                          869             877
  Investment in an unconsolidated special-purpose entity                                  --             368
  Prepaid expenses and other assets                                                       17              47
                                                                                  ------------------------------

        Total assets                                                              $    7,846      $    8,858
                                                                                  =============================

 LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                           $      241      $      352
  Due to affiliates                                                                       67              67
  Lessee deposits and reserve for repairs                                                716             783
                                                                                  -----------------------------
      Total liabilities                                                                1,024           1,202
                                                                                  -----------------------------

  Partners' capital:
  Limited partners (7,381,805 depositary units as of
      June 30, 2000 and December 31, 1999)                                             6,822           7,656
  General Partner                                                                         --              --
                                                                                  -----------------------------
      Total partners' capital                                                          6,822           7,656
                                                                                  -----------------------------

        Total liabilities and partners' capital                                   $    7,846      $    8,858
                                                                                  =============================








                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                        For the Three Months                For the Six Months
                                                           Ended June 30,                     Ended June 30,
                                                         2000          1999                2000            1999
                                                      --------------------------------------------------------------
  Revenues

  Lease revenue                                       $  1,361      $   1,420           $   2,866       $  2,877
  Interest and other income                                 26             19                  36             43
  Net gain on disposition of equipment                     523             81                 502            233
                                                      --------------------------------------------------------------
      Total revenues                                     1,910          1,520               3,404          3,153
                                                      --------------------------------------------------------------

  Expenses

  Depreciation                                             413            488                 845          1,002
  Repairs and maintenance                                  449            411                 859            805
  Equipment operating expenses                              44             38                  89             68
  Management fees to affiliate                              66             63                 143            142
  General and administrative expenses
        to affiliates                                       52             57                 119            140
  Other general and administrative expenses                183            136                 427            317
  Provision for bad debts                                   19             13                  10             10
                                                      --------------------------------------------------------------
      Total expenses                                     1,226          1,206               2,492          2,484
                                                      --------------------------------------------------------------

  Equity in net income (loss) of an
        unconsolidated special-purpose entity              (60)          (180)              1,304           (313 )
                                                      --------------------------------------------------------------

  Net income                                          $    624      $     134           $   2,216       $    356
                                                      ==============================================================

  Partners' share of net income:

  Limited partners                                    $    528      $      77           $   2,063       $    243
  General Partner                                           96             57                 153            113
                                                      --------------------------------------------------------------

  Total                                               $    624      $     134           $   2,216       $    356
                                                      ==============================================================

  Limited partners' net income per weighted-
        average depositary unit                       $   0.07      $    0.01           $    0.28       $   0.03
                                                      ==============================================================

  Cash distributions                                  $  1,136      $   1,136           $   2,273       $  2,273
  Special cash distributions                               777             --                 777             --
                                                      ==============================================================
  Total cash distributions                            $  1,913      $   1,136           $   3,050       $  2,273
                                                      ==============================================================

  Per weighted-average depositary unit:
  Cash distributions                                  $   0.15           0.15           $    0.29       $   0.29
  Special cash distributions                              0.10             --                0.10             --
                                                      ==============================================================
  Total cash distributions                            $   0.25           0.15           $    0.39       $   0.29
                                                      ==============================================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 1998 TO JUNE 30, 2000
                            (in thousands of dollars)


                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1998                   $   11,267          $      --         $    11,267

  Net income                                                           707                227                 934

  Cash distribution                                                 (4,318)              (227).            (4,545)
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1999                        7,656                 --               7,656

  Net income                                                         2,063                153               2,216

  Cash distribution                                                 (2,159)              (114)             (2,273)

  Special cash distribution                                           (738)               (39)               (777)
                                                                ---------------------------------------------------

    Partners' capital as of June 30, 2000                       $    6,822          $      --               6,822
                                                                ===================================================


































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                       2000                 1999

                                                                                   -----------------------------------
  OPERATING ACTIVITIES
  Net income                                                                       $    2,216            $     356
  Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
    Depreciation                                                                          845                 1,002
    Net gain on disposition of equipment                                                 (502)                 (233)
    Equity in net (income) loss from an unconsolidated special-purpose
       entity                                                                          (1,304)                  313
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                              8                   208
      Prepaid expenses and other assets                                                    30                    19
      Accounts payable and accrued expenses                                              (111)                   (2)
      Due to affiliates                                                                    --                   (26)
      Lessee deposits and reserve for repairs                                             (67)                   95
                                                                                   -----------------------------------
        Net cash provided by operating activities                                       1,115                 1,732
                                                                                   -----------------------------------

  Investing activities
  Proceeds from disposition of equipment                                                  977                   529
  Liquidation distributions from an unconsolidated special-purpose entity               1,824                    --
  Additional investments in an unconsolidated special-purpose entity                     (152)                 (417)
                                                                                   -----------------------------------
        Net cash provided by investing activities                                       2,649                   112
                                                                                   -----------------------------------

  Financing activities
  Cash distribution paid to limited partners                                           (2,159)               (2,160)
  Cash distribution paid to General Partner                                              (114)                 (113)
  Special cash distribution paid to limited partners                                     (738)                   --
  Special cash distribution paid to General Partner                                       (39)                   --
                                                                                   -----------------------------------
        Net cash used in financing activities                                          (3,050)               (2,273)
                                                                                   -----------------------------------

  Net increase (decrease) in cash and cash equivalents                                    714                  (429)

  Cash and cash equivalents at beginning of period                                        894                 1,986
                                                                                   -----------------------------------

  Cash and cash equivalents at end of period                                       $    1,608            $    1,557
                                                                                   ===================================















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of June 30, 2000 and December 31, 1999, the statements of income for the three and six months ended June 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

4.   CASH DISTRIBUTION

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 2000 and 1999, cash distributions totaled $2.3 million. For the three months ended June 30, 2000 and 1999, cash distributions totaled $1.1 million. In addition, a $0.8 million special distribution was paid to the partners during the three and six months ended June 30, 2000, from the proceeds realized on the sale of equipment in 2000 and 1999. No special distributions were paid in the three and six months ended June 30, 1999. Cash distributions to the limited partners of $0.8 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the second quarter of 2000 of $1.1 million, will be paid during August 2000.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     Partnership management fees of $0.1 million were payable as of June 30, 2000 and December 31, 1999.

     The   Partnership's   proportional   share  of  the  data   processing  and
     administrative expenses incurred by the unconsolidated special-purpose entity (USPE) was $2,000 and $3,000 for the six months ended June 30, 2000 and 1999, respectively and $1,000 and $3,000 for the three months ended June 30, 2000 and 1999, respectively.

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                                  June 30,          December 31,
                                                   2000                 1999
                                              ----------------------------------
  Railcars                                      $   14,988           $   16,249
  Trailers                                          10,404               10,606
  Marine containers                                  4,156                5,632
                                               ---------------------------------
                                                    29,548               32,487
  Less accumulated depreciation                    (24,196)             (25,815)
                                               ---------------------------------
        Net equipment                           $    5,352           $    6,672
                                               =================================

     As of June 30, 2000, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 148 marine containers and 8 railcars with an aggregate net book value of $0.2 million. As of December 31, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 84 railcars and 134 marine containers with an aggregate net book value of $0.4 million.

     During the six months ended June 30, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.5 million, for proceeds of $1.0 million.

     For the six months ended June 30, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.5 million.

     On May 24, 2000, FSI, on behalf of the Partnership, entered into an asset purchase agreement to sell the refrigerated and dry trailer assets of the Partnership. Closing of the transaction is contingent on numerous conditions. If the sale is completed, the General Partner estimates that the Partnership's sale proceeds to be approximately $0.3 million and will result in a gain of approximately $0.3 million. Since the sale of the trailers is contingent upon certain conditions being met, the refrigerated and dry trailers are not classified as assets held for sale.

7.   INVESTMENT IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

     The net investment in a USPE consisted of a 50% interest in a trust that owned a Boeing 737-200A aircraft (and related assets and liabilities) totaling $0.4 million as of December 31, 1999.

     During the six months ended June 30, 2000, the General Partner sold the Partnership's investment in this USPE for proceeds of $1.8 million that resulted in a gain on disposition of $1.4 million.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   OPERATING SEGMENTS

     The Partnership operates or operated in four different segments: railcar leasing, trailer leasing, marine container leasing and aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine
                                          Railcar    Trailer    Container  Aircraft   All
     For the quarter ended June 30, 2000  Leasing    Leasing     Leasing   Leasing    Other<F1>1   Total
     -----------------------------------  -------    -------     -------   -------    ----         -----

     REVENUES
       Lease revenue                       $   887   $    458   $     16  $     --   $     --  $  1,361
       Interest income and other                --         --         --        --         26        26
       Gain on disposition of equipment        508          2         13        --         --       523
                                          --------------------------------------------------------------
         Total revenues                      1,395        460         29        --         26     1,910

     COSTS AND EXPENSES
       Operations support                      333        150          1        --          9       493
       Depreciation                            187        171         55        --         --       413
       Management fees                          43         22          1        --         --        66
       General and administrative               89         52          1         1         92       235
     expenses
       Provision for (recovery of) bad          26         (7)        --        --         --        19
     debts
                                          --------------------------------------------------------------
         Total costs and expenses              678        388         58         1        101     1,226
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --       (60)        --       (60)
                                          --------------------------------------------------------------
     Net income (loss)                     $   717   $     72   $    (29) $    (61)  $    (75) $    624
                                          ==============================================================



     Total assets as of June 30, 2000      $ 1,668   $  4,031   $    522  $     --   $  1,625  $  7,846
                                          ==============================================================

                                                                 Marine
                                          Railcar    Trailer    Container  Aircraft   All
     For the quarter ended June 30, 1999  Leasing    Leasing     Leasing   Leasing    Other<F1>1   Total
     -----------------------------------  -------    -------     -------   -------    ----         -----

     Revenues
       Lease revenue                       $   850   $    534   $     36  $     --   $     --  $  1,420
       Interest income and other                --         --         (1 )      --         20        19
       Gain on disposition of equipment         --         61         20        --         --        81
                                          --------------------------------------------------------------
         Total revenues                        850        595         55        --         20     1,520

     Costs and expenses
       Operations support                      280        165         --        --          4       449
       Depreciation                            192        211         85        --         --       488
       Management fees                          42         20          1        --         --        63
       General and administrative               42         60          3         1         87       193
     expenses
       (Recovery of) provision for bad          (4)        18         (1 )      --         --        13
     debts
                                          --------------------------------------------------------------
         Total costs and expenses              552        474         88         1         91     1,206
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --      (180)        --      (180)
                                          --------------------------------------------------------------
     Net income (loss)                     $   298   $    121   $    (33 )$   (181)  $    (71) $    134
                                          ==============================================================


     Total assets as of June 30, 1999      $ 2,578   $  4,669   $    978  $    598   $  1,801  $ 10,624
                                          ==============================================================






<F1>
     -------------------------------------

     1   Includes  interest  income and costs not  identifiable  to a particular
         segment,   such  as  certain   operations   support   and  general  and
         administrative expenses.


                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.       OPERATING SEGMENTS (CONTINUED)

                                                                 Marine
                                          Railcar    Trailer    Container  Aircraft   All
For the six  months  ended June 30, 2000  Leasing    Leasing     Leasing   Leasing    Other<F1>1   Total
----------------------------------------- -------    -------     -------   -------    ----         -----

     REVENUES
       Lease revenue                       $ 1,794   $    983   $     89  $     --   $     --  $  2,866
       Interest income and other                --         --         --        --         36        36
       Gain (loss) on disposition of           576         21        (95)       --         --       502
     equipment
                                          --------------------------------------------------------------
         Total revenues                      2,370      1,004         (6)       --         36     3,404

     COSTS AND EXPENSES
       Operations support                      598        329          2        --         19       948
       Depreciation                            379        343        123        --         --       845
       Management fees                          88         50          5        --         --       143
       General and administrative              126        141          3         1        275       546
     expenses
       Provision for (recovery of) bad          29        (19)        --        --         --        10
     debts
                                          --------------------------------------------------------------
         Total costs and expenses            1,220        844        133         1        294     2,492
                                          --------------------------------------------------------------
     Equity in net income of USPE               --         --         --     1,304         --     1,304
                                          --------------------------------------------------------------
     Net income (loss)                     $ 1,150   $    160   $   (139 )$  1,303   $   (258 )$  2,216
                                          ==============================================================


     Total assets as of June 30, 2000      $ 1,668   $  4,031   $    522  $     --   $  1,625  $  7,846
                                          ==============================================================


                                                                 Marine
                                          Railcar    Trailer    Container  Aircraft   All
For the six  months  ended June 30, 1999  Leasing    Leasing     Leasing   Leasing    Other<F1>1   Total
----------------------------------------- -------    -------     -------   -------    ----         -----

     REVENUES
       Lease revenue                       $ 1,802   $    998   $     77  $     --   $     --  $  2,877
       Interest income and other                --         --         (1)       --         44        43
       Gain (loss) on disposition of           192        103        (62)       --         --       233
     equipment
                                          --------------------------------------------------------------
         Total revenues                      1,994      1,101         14        --         44     3,153

     COSTS AND EXPENSES
       Operations support                      575        289          1        --          8       873
       Depreciation                            393        436        173        --         --     1,002
       Management fees                          89         49          4        --         --       142
       General and administrative               88        133          6         1        229       457
     expenses
       (Recovery of) provision for bad         (10)        20         --        --         --        10
     debts
                                          --------------------------------------------------------------
         Total costs and expenses            1,135        927        184         1        237     2,484
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --      (313)        --      (313)
                                          --------------------------------------------------------------
     Net income (loss)                     $   859   $    174   $   (170) $   (314)  $   (193) $    356
                                          ==============================================================


     Total assets as of June 30, 1999      $ 2,578   $  4,669   $    978  $    598   $  1,801  $ 10,624
                                          ==============================================================





<F1>

     -------------------------------------

     1   Includes  interest  income and costs not  identifiable  to a particular
         segment,   such  as  certain   operations   support   and  general  and
         administrative expenses.



                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

9.   NET INCOME PER WEIGHTED-AVERAGE DEPOSITARY UNIT

     Net income per weighted-average Depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of Depositary units deemed outstanding during the period. The weighted-average number of Depositary units deemed outstanding during the three and six months ended June 30, 2000 and 1999 was 7,381,805.

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

     In the six months ended June 30, 2000, the General Partner paid special distributions of $0.10 per weighted-average depositary unit. No special distibutions were paid in the six months ended June 30, 1999. The
     Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH FUND II'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the second quarter of 2000 when compared to the same quarter of 1999. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                             For the Three Months
                                               Ended June 30,
                                           2000             1999
                                         ----------------------------
  Railcars                               $    554         $    570
  Trailers                                    308              369
  Marine containers                            15               36

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the second quarter of 2000 and 1999. The decrease in railcar contribution in the second quarter of 2000 was due to the sale or disposition of railcars in 1999 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the second quarter of 2000 and 1999. The decrease in trailer contribution in the second quarter of 2000 was due to the sale or disposition of trailers in 1999 and 2000.

Marine containers: Marine container lease revenues were $15,000 and $36,000 during the second quarter of 2000 and 1999, respectively. The decrease in marine container contribution in the second quarter of 2000 was due to the disposition of marine containers in 1999 and 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the second quarter of 2000 decreased from $0.8 million for the same quarter in 1999. The primary reason for the decrease was a $0.1 million decrease in depreciation expense from 1999 levels due to asset sales in 2000 and 1999.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the second quarter of 2000 totaled $0.5 million, and resulted from the disposal or sale of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.8 million. For the same quarter in 1999, net gain on disposition of equipment totaled $0.1 million, and resulted from the disposal or sale of trailers, and marine containers, with an aggregate net book value of $19,000, for aggregate proceeds of $0.1 million.

(D)  Equity in Net Loss of an Unconsolidated Special-Purpose Entity (USPE)

Equity in the net loss of an unconsolidated special-purpose entity represents the Partnership's share of the net loss generated from the operation of a jointly-owned asset accounted for under the equity method (see Note 7 to the financial statements).

As of June 30, 2000, the Partnership had no remaining interests in entities which owned aircraft. Expenses were $0.1 million and $0.2 million for the second quarter of 2000 and 1999, respectively. The Partnership's remaining partially-owned aircraft was sold in the first quarter of 2000.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.6 million for the second quarter of 2000, compared to net income of $0.1 million during the second quarter of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 2000 is not necessarily indicative of future periods. In the second quarter of 2000, the Partnership distributed $1.1 million to the limited partners, or $0.15 per weighted-average limited partnership unit. In addition, a special distribution of $0.7 million or $0.10 per weighted-average limited partnership unit was made in the second quarter of 2000.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the six months ended June 30, 2000 when compared to the same period of 1999. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                               For the Six Months
                                                 Ended June 30,
                                             2000             1999
                                           ----------------------------
  Railcars                                 $  1,196      $     1,227
  Trailers                                      654              709
  Marine containers                              87               76

Railcars: Railcar lease revenues and direct expenses were $1.8 million and $0.6 million, respectively, for the six months ended June 30, 2000 and 1999. The decrease in railcar contribution in the six months ended June 30, 2000 was due to the sale or disposition of railcars in 1999 and 2000.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the six months ended June 30, 2000 and 1999. Lease revenue increased $0.1 million in the six months ended June 30, 2000 compared to the same period in 1999 due to higher utilization. This increase in lease revenue was offset, in part, by a decrease of $0.1 million due to sales and dispositions of trailers during 1999 and 2000.

Marine containers: Marine container lease revenues were $0.1 million during the six months ended June 30, 2000 and 1999. Lease revenue increased $0.1 million in the six months ended June 30, 2000 compared to the same period in 1999, due to higher utilization of the container fleet. The increase was offset, in part, by a decrease in lease revenue of $0.1 million due to the reduction in the marine container fleet resulting from the sales and dispositions over the past twelve months.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.5 million for the six months ended June 30, 2000 decreased from $1.6 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.2 million decrease in depreciation expense from 1999 levels reflects the effect of asset dispositions in 2000 and 1999.

    (ii) A $0.1 million increase in general and administrative expenses from 1999 levels due to increased professional services required by the Partnership.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 2000 totaled $0.5 million, and resulted from the disposal or sale of marine containers, trailers, and railcars, with an aggregate net book value of $0.5 million, for aggregate proceeds of $1.0 million. For the same period in 1999, net gain on disposition of equipment totaled $0.2 million, and resulted from the sale or disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.5 million.

(D)  Equity in Net Income (Loss) of an Unconsolidated Special-Purpose Entity
     (USPE)

Equity in the net income (loss) of an unconsolidated special-purpose entity represents the Partnership's share of the net income (loss) generated from the operation of a jointly-owned asset accounted for under the equity method (see
Note 7 to the financial statements).

As of June 30, 2000, the Partnership had no remaining interests in entities which owned aircraft. During the six months ended June 30, 2000, the gain from the sale of the Partnership's interest in the USPE of $1.4 million, which was sold in the first quarter of 2000, was offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 1999, depreciation expense, direct expenses, and administrative expenses were $0.3 million.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $2.2 million for the six months ended June 30, 2000, compared to net income of $0.4 million during the six months ended June 30, 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2000 is not necessarily indicative of future periods. In the six months ended June 30, 2000, the Partnership distributed $2.2 million to the limited partners, or $0.29 per weighted-average limited partnership unit. In addition, a special distribution of $0.7 million or $0.10 per weighted-average limited partnership unit was made in the six months of 2000.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2000, the Partnership generated $1.0 million in operating cash (net cash provided by operating activities less investment in the USPE to fund its operations) to meet its operating obligations, but used undistributed available cash from prior periods and proceeds from equipment sales and liquidating distibutions from USPEs of approximately $2.1 million to make the distributions (total of $3.1 million in the six months ended June 30, 2000, which includes a special distribution of $0.8 million) to the partners.

During the six months ended June 30, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.5 million, for proceeds of $1.0 million. The Partnership also received liquidating proceeds of $1.8 million from the sale of its interest in an entity owning an aircraft.

Lessee deposits and reserve for repairs decreased $0.1 million during the six months ended June 30, 2000 due to fewer lessees prepaying future lease revenue at June 30, 2000 compared to December 31, 1999.

Accounts payable decreased $0.1 million during the six months ended June 30, 2000 due to a decrease in trade accounts payable resulting from the reduction of the size of the Partnership's equipment portfolio.

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

(III)    OUTLOOK FOR THE FUTURE

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

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Another factor affecting the Partnership's contribution in 2000 and beyond is the cost of new marine containers which has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates. Demand, however, for some of the Partnership's refrigerated marine containers have been weak, as they are older containers. These marine containers are currently off lease and the General Partner plans to dispose of these containers.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2000, 27% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                      PLM EQUIPMENT GROWTH FUND II
                                      By: PLM Financial Services, Inc.
                                          General Partner




Date:  August 4, 2000                 By: /s/ Richard K Brock
                                          ----------------------
                                          Richard K Brock
                                          Chief Financial Officer