Form 10-Q
period 2000-09-30
PLM EQUIPMENT GROWTH FUND II
filed 2000-11-06
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                 September 30,        December 31,
                                                                                  2000                  1999
                                                                             ------------------------------------


  ASSETS

  Equipment held for operating lease, at cost                                $     28,114          $     32,487
  Less accumulated depreciation                                                   (23,298)              (25,815)
                                                                             ------------------------------------
       Net equipment                                                                4,816                 6,672

  Cash and cash equivalents                                                         1,685                   894
  Accounts receivable, less allowance for doubtful
        accounts of $104 in 2000 and $107 in 1999                                     647                   877
  Investment in unconsolidated special-purpose entity                                  --                   368
  Prepaid expenses and other assets                                                     1                    47
                                                                             ------------------------------------

        Total assets                                                         $      7,149          $      8,858
                                                                             ====================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $        195          $        352
  Due to affiliates                                                                    56                    67
  Lessee deposits and reserve for repairs                                             698                   783
                                                                             ------------------------------------
      Total liabilities                                                               949                 1,202
                                                                             ------------------------------------

  Partners' capital:
  Limited partners (7,381,805 depositary units as of September 30,
        2000 and December 31, 1999, respectively)                                   6,200                 7,656
  General Partner                                                                      --                    --
                                                                             ------------------------------------
      Total partners' capital                                                       6,200                 7,656
                                                                             ------------------------------------

        Total liabilities and partners' capital                              $      7,149          $      8,858
                                                                             ====================================




                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                        For the Three Months                For the Nine Months
                                                         Ended September 30,                Ended September 30,
                                                         2000          1999                2000            1999
                                                      --------------------------------------------------------------


  REVENUES

  Lease revenue                                       $  1,290       $  1,477           $   4,156       $  4,354
  Interest and other income                                 24             18                  60             61
  Net gain on disposition of equipment                     276             27                 778            260
                                                      --------------------------------------------------------------
      Total revenues                                     1,590          1,522               4,994          4,675
                                                      --------------------------------------------------------------

  EXPENSES

  Depreciation                                             391            486               1,236          1,488
  Repairs and maintenance                                  359            346               1,217          1,151
  Equipment operating expenses                              45             39                 135            107
  Management fees to affiliate                              65             75                 208            218
  General and administrative expenses
        to affiliates                                       59             59                 178            199
  Other general and administrative expenses                182            173                 609            490
  (Recovery of) provision for bad debts                    (19)             3                  (9)            13
                                                      --------------------------------------------------------------
      Total expenses                                     1,082          1,181               3,574          3,666
                                                      --------------------------------------------------------------

  Equity in net income (loss) of an
        unconsolidated special-purpose entity               --            (97)              1,304           (409)
                                                      --------------------------------------------------------------

  Net income                                          $    508       $    244           $   2,724       $    600
                                                      ==============================================================

  PARTNERS' SHARE OF NET INCOME:

  Limited partners                                    $    452       $    187           $   2,515       $    430
  General Partner                                           56             57                 209            170
                                                      --------------------------------------------------------------

  Total                                               $    508       $    244           $   2,724       $    600
                                                      ==============================================================

  Limited partners' net income per weighted-
        average depositary unit                       $   0.06       $   0.03           $    0.34       $   0.06
                                                      ==============================================================

  Cash distributions                                  $  1,130       $  1,136           $   3,403       $  3,409
  Special cash distributions                                --             --                 777             --
                                                      --------------------------------------------------------------
  Total cash distributions                            $  1,130       $  1,136           $   4,180       $  3,409
                                                      ==============================================================

  Per weighted-average depositary unit:
  Cash distributions                                  $   0.15       $   0.15           $    0.44       $   0.44
  Special cash distributions                                --             --                0.10             --
                                                      --------------------------------------------------------------
  Total cash distributions                            $   0.15       $   0.15           $    0.54       $   0.44
                                                      ==============================================================






                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1998 to September 30, 2000
                            (in thousands of dollars)


                                                                  Limited             General
                                                                  Partners            Partner             Total
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1998                   $   11,267          $      --          $   11,267

  Net income                                                           707                227                 934

  Cash distribution                                                 (4,318)              (227)             (4,545)
                                                                ---------------------------------------------------

    Partners' capital as of December 31, 1999                        7,656                 --               7,656

  Net income                                                         2,515                209               2,724

  Cash distribution                                                 (3,233)              (170)             (3,403)

  Special cash distribution                                           (738)               (39)               (777)
                                                                ---------------------------------------------------

    Partners' capital as of September 30, 2000                  $    6,200          $      --          $    6,200
                                                                ===================================================










                See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                       2000                 1999
                                                                                   -----------------------------------

  OPERATING ACTIVITIES

  Net income                                                                       $    2,724            $      600
  Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
    Depreciation                                                                        1,236                 1,488
    Net gain on disposition of equipment                                                 (778)                 (260)
    Equity in net (income) loss from an unconsolidated special-purpose
       Entity                                                                          (1,304)                  409
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                            230                   237
      Prepaid expenses and other assets                                                    46                    28
      Accounts payable and accrued expenses                                              (157)                 (152)
      Due to affiliates                                                                   (11)                  (23)
      Lessee deposits and reserve for repairs                                             (85)                   (3)
                                                                                   -----------------------------------
        Net cash provided by operating activities                                       1,901                 2,324
                                                                                   -----------------------------------

  INVESTING ACTIVITIES
  Payments for capitalized improvements                                                    --                    (4)
  Proceeds from disposition of equipment                                                1,398                   578
  Liquidation distributions from an unconsolidated special-purpose entity               1,824                    --
  Additional investments in an unconsolidated special-purpose entity                     (152)                 (442)
                                                                                   -----------------------------------
        Net cash provided by investing activities                                       3,070                   132
                                                                                   -----------------------------------

  FINANCING ACTIVITIES
  Cash distribution paid to limited partners                                           (3,233)               (3,239)
  Cash distribution paid to General Partner                                              (170)                 (170)
  Special cash distribution paid to limited partners                                     (738)                   --
  Special cash distribution paid to General Partner                                       (39)                   --
                                                                                   -----------------------------------
        Net cash used in financing activities                                          (4,180)               (3,409)
                                                                                   -----------------------------------

  Net increase (decrease) in cash and cash equivalents                                    791                  (953)

  Cash and cash equivalents at beginning of period                                        894                 1,986
                                                                                   -----------------------------------

  Cash and cash equivalents at end of period                                       $    1,685             $   1,033
                                                                                   ===================================






                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of September 30, 2000 and December 31, 1999, the statements of income for the three and nine months ended September 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

4.   CASH DISTRIBUTION

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the nine months ended September 30, 2000 and 1999, cash distributions totaled $3.4 million. For the three months ended September 30, 2000 and 1999, cash distributions totaled $1.1 million. In addition, a $0.8 million special distribution was paid to the partners during the nine months ended September 30, 2000, from the proceeds realized on the sale of equipment in 2000 and 1999. No special distributions were paid in the nine months ended September 30, 1999. Cash distributions to the limited partners of $1.5 million and $2.8 million for the nine months ended September 30, 2000 and 1999, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the third quarter of 2000 of $1.1 million, will be paid during November 2000.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     Partnership management fees and data processing services of $0.1 million were payable as of September 30, 2000 and December 31, 1999.

     The   Partnership's   proportional   share  of  the  data   processing  and
     administrative expenses incurred by the unconsolidated special-purpose entity (USPE) was $2,000 and $5,000 for the nine months ended September 30, 2000 and 1999, respectively and $0 and $2,000 for the three months ended September 30, 2000 and 1999, respectively.

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                           September 30,         December 31,
                                              2000                   1999
                                          --------------------------------------
  Railcars                                 $   14,961             $   16,249
  Trailers                                      9,525                 10,606
  Marine containers                             3,628                  5,632
                                          --------------------------------------
                                               28,114                 32,487
  Less accumulated depreciation               (23,298)               (25,815)
                                          --------------------------------------
        Net equipment                      $    4,816             $    6,672
                                          ======================================

     As of September 30, 2000, all equipment was on lease, except for 135 marine containers and 107 railcars with an aggregate net book value of $0.3 million. As of December 31, 1999, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 84 railcars and 134 marine containers with an aggregate net book value of $0.4 million.

     During the nine months ended September 30, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.6 million, for proceeds of $1.4 million.

     For the nine months ended September 30, 1999, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.6 million.

7.   INVESTMENT IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

     The net investment in a USPE consisted of a 50% interest in a trust that owned a Boeing 737-200A aircraft (and related assets and liabilities) totaling $0.4 million as of December 31, 1999.

     During the nine months ended September 30, 2000, the General Partner sold the Partnership's investment in this USPE for proceeds of $1.8 million that resulted in a gain on disposition of $1.4 million.






                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.   OPERATING SEGMENTS

     The Partnership operates or operated in four different segments: railcar leasing, trailer leasing, marine container leasing and aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine
                                          Railcar    Trailer    Container    All
     For the quarter ended September 30,  Leasing    Leasing     Leasing     Other(1)   Total
     2000


     REVENUES
       Lease revenue                       $   799   $    502   $    (11) $     --   $  1,290
       Interest income and other                --         --         --        24         24
       Gain (loss)  on disposition of           40        278        (42)       --        276
     equipment
                                          ----------------------------------------------------
         Total revenues                        839        780        (53)       24      1,590

     COSTS AND EXPENSES
       Operations support                      183        210          1        10        404
       Depreciation                            178        165         48        --        391
       Management fees                          42         24         (1)       --         65
       General and administrative               33         99          1       108        241
     expenses
       (Recovery of) provision for bad         (21)         2         --        --        (19)
     debts
                                          ----------------------------------------------------
         Total costs and expenses              415        500         49       118      1,082
                                          ----------------------------------------------------
     Net income (loss)                     $   424   $    280   $   (102 )$    (94 ) $    508
                                          ====================================================


     Total assets as of September 30,      $ 1,500   $  3,756   $    207  $  1,686   $  7,149
     2000
                                          ====================================================

                                                                 Marine
                                          Railcar    Trailer    Container  Aircraft   All
     For the quarter ended September 30,  Leasing    Leasing     Leasing   Leasing    Other(1)   Total
     1999


     REVENUES

       Lease revenue                       $   880   $    558   $     39  $     --   $     --  $  1,477
       Interest income and other                --         --         --        --         18        18
       Gain (loss) on disposition of            --         28         (1)       --         --        27
     equipment
                                          --------------------------------------------------------------
         Total revenues                        880        586         38        --         18     1,522

     COSTS AND EXPENSES
       Operations support                      187        193          1        --          4       385
       Depreciation                            192        212         82        --         --       486
       Management fees                          43         30          2        --         --        75
       General and administrative               53         93          3         3         80       232
     expenses
       Provision for (recovery of) bad          17        (14)        --        --         --         3
     debts
                                          --------------------------------------------------------------
         Total costs and expenses              492        514         88         3         84     1,181
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --       (97)        --       (97)
                                          --------------------------------------------------------------
     Net income (loss)                     $   388   $     72   $    (50) $   (100)  $    (66) $    244
                                          ==============================================================


     Total assets as of September 30,      $ 2,473   $  4,584   $    869  $    526   $  1,035  $  9,487
     1999
                                          ==============================================================

(1) Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.       OPERATING SEGMENTS (CONTINUED)

                                                                 Marine
                                          Railcar    Trailer    Container  Aircraft   All
     For the nine months ended September  Leasing    Leasing     Leasing   Leasing    Other(1)   Total
     30, 2000


     REVENUES
       Lease revenue                       $ 2,593   $  1,486   $     77  $     --   $     --  $  4,156
       Interest income and other                --         --         --        --         60        60
       Gain (loss) on disposition of           615        300       (137)       --         --       778
     equipment
                                          --------------------------------------------------------------
         Total revenues                      3,208      1,786        (60)       --         60     4,994

     COSTS AND EXPENSES
       Operations support                      781        540          3        --         28     1,352
       Depreciation                            557        508        171        --         --     1,236
       Management fees                         130         74          4        --         --       208
       General and administrative              159        240          4         2        382       787
     expenses
       Provision for (recovery of) bad           8        (17)        --        --         --        (9)
     debts
                                          --------------------------------------------------------------
         Total costs and expenses            1,635      1,345        182         2        410     3,574
                                          --------------------------------------------------------------
     Equity in net income of USPE               --         --         --     1,304         --     1,304
                                          --------------------------------------------------------------
                                          --------------------------------------------------------------
     Net income (loss)                     $ 1,573   $    441   $   (242) $  1,302   $   (350) $  2,724
                                          ==============================================================


     Total assets as of September 30,      $ 1,500   $  3,756   $    207  $     --   $  1,686  $  7,149
     2000
                                          ==============================================================


                                                                 Marine
                                          Railcar    Trailer    Container  Aircraft   All
     For the nine months ended September  Leasing    Leasing     Leasing   Leasing    Other(1)   Total
     30, 1999

     REVENUES
       Lease revenue                       $ 2,681   $  1,557   $    116  $     --   $     --  $  4,354
       Interest income and other                --         --         --        --         61        61
       Gain (loss) on disposition of           192        131        (63)       --         --       260
     equipment
                                          --------------------------------------------------------------
         Total revenues                      2,873      1,688         53        --         61     4,675

     COSTS AND EXPENSES
       Operations support                      762        482          2        --         12     1,258
       Depreciation                            585        648        255        --         --     1,488
       Management fees                         133         79          6        --         --       218
       General and administrative              141        226          9         5        308       689
     expenses
       Provision for (recovery of) bad           7          7         (1)       --         --        13
     debts
                                          --------------------------------------------------------------
         Total costs and expenses            1,628      1,442        271         5        320     3,666
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --      (409)        --      (409)
                                          --------------------------------------------------------------
                                          --------------------------------------------------------------
     Net income (loss)                     $ 1,245   $    246   $   (218) $   (414)  $   (259) $    600
                                          ==============================================================


     Total assets as of September 30,      $ 2,473   $  4,584   $    869  $    526   $  1,035  $  9,487
     1999
                                          ==============================================================


(1) Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.



                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

9.   Net Income Per Weighted-Average Depositary Unit

     Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and nine months ended September 30, 2000 and 1999 was 7,381,805.

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

     The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to partners in the form of special distributions. The sales and liquidations occur due to the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some cases, the ability of the lessee to exercise purchase options. In the nine months ended September 30, 2000, the General Partner paid special distributions of $0.10 per weighted-average depositary unit. No special distributions were paid in the nine months ended September 30, 1999.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH FUND II'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the third quarter of 2000 when compared to the same quarter of 1999. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                        For the Three Months
                                                         Ended September 30,
                                                        2000             1999
                                                     ---------------------------
  Railcars                                           $    616        $     693
  Trailers                                                292              365
  Marine containers                                       (12)             38

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the third quarter of 2000, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 1999. The decrease in railcar contribution in the third quarter of 2000 compared to the same quarter of 1999 was due to the disposition of railcars in 1999 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the third quarter of 2000, compared to $0.6 million and $0.2 million, respectively, during the same quarter of 1999. The decrease in trailer contribution in the third quarter of 2000 compared to the same quarter of 1999 was due to the disposition of trailers in 1999 and 2000.

Marine containers: Marine container lease revenues and direct expenses were $(11,000) and $1,000, respectively, during the third quarter of 2000, compared to $39,000 and $1,000, respectively, during the same quarter of 1999. The decrease in marine container contribution in the third quarter of 2000 compared to the same quarter of 1999 was due to the disposition of marine containers in 1999 and 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the third quarter of 2000 decreased from $0.8 million for the same quarter in 1999. The primary reason for the decrease was a $0.1 million decrease in depreciation expense from 1999 levels due to asset dispositions in 2000 and 1999.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the third quarter of 2000 totaled $0.3 million, and resulted from the disposal or sale of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.4 million. For the same quarter in 1999, net gain on disposition of equipment totaled $27,000, and resulted from the disposal or sale of trailers, and marine containers, with an aggregate net book value of $21,000, for aggregate proceeds of $48,000.



(D)  Equity in Net Income  (Loss) of an  Unconsolidated  Special-Purpose  Entity
     (USPE)

Equity in the net income (loss) of an unconsolidated special-purpose entity represents the Partnership's share of the net loss generated from the operation of a jointly-owned asset accounted for under the equity method (see Note 7 to the financial statements).

As of September 30, 2000, the Partnership had no remaining interests in entities which owned equipment. The Partnership's remaining partially-owned aircraft was sold in the first quarter of 2000. Expenses were $0.1 million for the third quarter of 1999.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $0.5 million for the third quarter of 2000, compared to net income of $0.2 million during the third quarter of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 2000 is not necessarily indicative of future periods. In the third quarter of 2000, the Partnership distributed $1.1 million to the limited partners, or $0.15 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 2000 and 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the nine months ended September 30, 2000 when compared to the same period of 1999. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------
  Railcars                                          $  1,812         $  1,919
  Trailers                                               946            1,075
  Marine containers                                       74              114

Railcars: Railcar lease revenues and direct expenses were $2.6 million and $0.8 million, respectively, for the nine months ended September 30, 2000, compared to $2.7 million and $0.8 million, respectively, during the same period of 1999. The decrease in railcar contribution in the nine months ended September 30, 2000 compared to the same period of 1999 was due to the disposition of railcars in 1999 and 2000.

Trailers: Trailer lease revenues and direct expenses were $1.5 million and $0.5 million, respectively, for the nine months ended September 30, 2000, compared to $1.6 million and $0.5 million, respectively, during the same period of 1999. The decrease in trailer contribution in the nine months ended September 30, 2000 compared to the same period of 1999 was due to the disposition of trailers in 1999 and 2000.

Marine containers: Marine container lease revenues were $0.1 million during the nine months ended September 30, 2000 and 1999. The decrease in marine container contribution in the nine months ended September 30, 2000 compared to the same period of 1999 was due to the disposition of marine containers in 1999 and 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.2 million for the nine months ended September 30, 2000 decreased from $2.4 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.3 million decrease in depreciation expense from 1999 levels reflects the effect of asset dispositions in 2000 and 1999.

     (ii) A $0.1 million increase in general and administrative expenses from 1999 levels due to the increased costs associated with professional services required by the Partnership.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 2000 totaled $0.8 million, and resulted from the disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.6 million, for aggregate proceeds of $1.4 million. For the same period in 1999, net gain on disposition of equipment totaled $0.3 million, and resulted from the disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.6 million.

(D)  Equity in Net Income (Loss) of an Unconsolidated Special-Purpose Entity

Equity in the net income (loss) of an unconsolidated special-purpose entity represents the Partnership's share of the net income (loss) generated from the operation of a jointly-owned asset accounted for under the equity method (see
Note 7 to the financial statements).

As of September 30, 2000, the Partnership had no remaining interests in entities which owned equipment. During the nine months ended September 30, 2000, the gain from the sale of the Partnership's interest in the USPE of $1.4 million, which was sold in the first quarter of 2000, was offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 1999, depreciation expense, direct expenses, and administrative expenses were $0.4 million.

(E)  Net Income

As a result of the foregoing, the Partnership's net income was $2.7 million for the nine months ended September 30, 2000, compared to net income of $0.6 million during the nine months ended September 30, 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 2000 is not necessarily indicative of future periods. In the nine months ended September 30, 2000, the Partnership distributed $3.2 million to the limited partners, or $0.44 per weighted-average limited partnership unit. In addition, a special distribution of $0.7 million or $0.10 per weighted-average limited partnership unit was made in the nine months of 2000.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2000, the Partnership generated $1.7 million in operating cash (net cash provided by operating activities less investment in the USPE to fund its operations) to meet its operating obligations, but used undistributed available cash from prior periods and proceeds from equipment sales and liquidating distributions from USPEs of approximately $2.5 million to make the distributions (total of $4.2 million in the nine months ended September 30, 2000, which includes a special distribution of $0.8 million) to the partners.

During the nine months ended September 30, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.6 million, for proceeds of $1.4 million. The Partnership also received liquidating proceeds of $1.8 million from the sale of its interest in an entity owning an aircraft.

Accounts receivable decreased $0.2 million during the nine months ended September 30, 2000 due to the timing of receipt of payments from lessees and the reduction in lease revenues.

Accounts payable and accrued expenses decreased $0.2 million during the nine months ended September 30, 2000 due to a decrease in trade accounts payable resulting from the reduction of the size of the Partnership's equipment portfolio.

Lessee deposits and reserve for repairs decreased $0.1 million during the nine months ended September 30, 2000 due to the decrease in reserves resulting from the sale of marine containers in 2000.

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

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2000 include:

1. The cost of new marine containers which has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into higher per diem lease rates. Demand, however, for some of the Partnership's refrigerated marine containers has been weak, as they are older containers. These marine containers are currently off lease and the General Partner plans to dispose of these containers.

2. Railcar loadings in North America have continued to be high, however a softening in the market is expected and will lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2000, 27% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

                          PART II -- OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  None.

              (b) Reports on Form 8-K

                  None.








                     (This space intentionally left blank.)




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



                                                PLM EQUIPMENT GROWTH FUND II
                                                By: PLM Financial Services, Inc.
                                                    General Partner




Date:  November 6, 2000                         By: /s/ Richard K Brock
                                                    Richard K Brock
                                                    Chief Financial Officer