Form 10-K
period 2000-12-31
PLM EQUIPMENT GROWTH FUND II
filed 2001-03-13
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ___________________


                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock:  N/A

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:

                  Class                            Outstanding at March 12, 2001
         Limited partnership depositary units:               7,381,475
         General Partnership units:                              1

     An index of exhibits filed with this Form 10-K is located at page 37. Total number of pages in this report:


                                     PART I

ITEM 1. BUSINESS

(A)  Background

On April 2, 1987, PLM Financial Services, Inc.(FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLM), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 depositary units (the units) in PLM Equipment Growth Fund II, a California limited partnership (the Partnership, the Registrant, or EGF II).The Partnership's offering became effective on June 5, 1987. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

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

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse effect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), less reasonable reserves are used to pay distributions to the partners;

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

As of December 31, 2000, there were 7,381,475 depositary units outstanding.

On January 1, 1999, the Partnership entered its liquidation phase and in accordance with the limited partnership agreement, the General Partner has commenced an orderly liquidation of the Partnership's assets. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.



Table 1, below, lists the equipment and the cost of equipment in the Partnership's portfolio, as of December 31, 2000 (in thousands of dollars):

                                     TABLE 1

 Units                    Type                Manufacturer            Cost
--------------------------------------------------------------------------------

Owned equipment held for operating leases:

   287      Box railcars                       Various                5,479
   118      Mill gondolas railcars             Various                3,340
    87      Pressurized tank railcars          Various                2,449
    42      Nonpressurized tank railcars       Various                1,031
    26      Covered hopper railcars            ACF Industries           414
   618      Dry piggyback trailers             Various                9,510
   115      Refrigerated marine containers     Various                2,504
                                                                   -------------

                Total owned equipment held for operating lease        24,727(1)
                                                                   =============
----------
(1) Includes equipment purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI. All equipment was used equipment at the time of purchase.



Railcars are leased under operating leases with terms of six months to six years. The Partnership's marine containers and trailers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

The lessees of the equipment include Cronos, Union Pacific Railroad Company, and Elgin, Jolieit & Eastern Railway.

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc.(IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessors under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

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

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX, General Electric Railcar Services Corporation, Xtra Corporation, and other investment programs that lease the same types of equipment.

(D) Demand

The Partnership currently operates in three primary operating segments: railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership equipment is used to transport materials and commodities rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Railcars

(a) Box Railcars

Boxcars are primarily used to transport paper and paper products. Carloadings of forest products in North America remained virtually unchanged in 2000 compared to 1999. Over the 2001-04 period the U.S. paper and paperboard mills sector should see shipments increase about 2% annually. These increases are expected to come from both domestic and international sources.

The Partnership's boxcars are in the process of being returned by the present lessee. These cars have a smaller load capacity than those currently in demand for paper service. Depending upon the market for these cars over the coming months, they will either be leased to another lessee, or sold.

(b) Mill Gondolas Railcars

Mill gondola railcars are typically used to transport scrap steel for recycling from steel processors to small steel mills called minimills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Within the United States, in 2000 carloadings for the commodity group that includes scrap steel increased 1% over 1999 volumes.

(c) Pressurized Tank Railcars

Pressurized  tank cars are used to transport  liquefied  petroleum  gas (natural gas) and anhydrous ammonia (fertilizer). The U.S. markets for natural gas are industrial applications (46% of estimated demand in 2000), residential use (21%), electrical generation (15%), commercial applications (15%), and transportation (3%). Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas-fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, the amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 1% in 2000, compared to 1999.
Consequently, demand for pressurized tank cars remained relatively constant during 2000, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars continue to be renewed for "winter only" terms of approximately six months. As a result, there are many pressurized tank cars up for renewal in the spring of 2001.

(d) General Purpose (Nonpressurized) Tank Railcars

These cars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils and corn syrup. This car type continued to be in high demand during 2000. The overall health of the market for these types of commodities is closely tied to both the U.S. and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, in 2000 carloadings of the commodity group that includes chemicals and petroleum products rose 1% over 1999 levels. Utilization of the Partnership's nonpressurized tank cars remained above 98% during 2000.

(e) Covered Hopper (Grain) Railcars

Demand for covered hopper cars, which are specifically designed to service the agricultural industry, continued to experience weakness during 2000. The U.S. agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feed lots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income.

Within the United States, in 2000 carloadings of agricultural products decreased 2% compared to 1999. Other factors contributing to the softness in demand for covered hopper cars is the large number of new cars built during the last few years and the improved utilization of covered hoppers by the railroads.

(2) Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past decade, intermodal trailers have continued to be gradually displaced by domestic containers as the preferred method of transport for such goods. This is caused by railroads offering approximately 15% lower freight rates on containers compared to trailers. During 2000, demand for intermodal trailers was more volatile than historic norms. Slow demand occurred over the second half of the year due to a slowing economy and continued customer concerns over rail service problems associated with mergers in the rail industry. Due to the decline in demand, which occurred over the latter half of 2000, overall shipments within the intermodal trailer market declined more than expected for the year, or approximately 10% compared to the prior year. Average utilization of the entire intermodal fleet rose from 73% in 1998 to 77% in 1999 and then declined to 81% in 2000.

The General Partner further expanded its marketing program to attract new customers for the Partnership's intermodal trailers during 2000. These efforts resulted in average utilization for the Partnership's intermodal trailers of approximately 81% for the year, down 1% compared to 1999 levels.

The trend towards using domestic containers instead of intermodal trailers is expected to continue in the future. Overall, intermodal trailer shipments are forecast to decline by 6% -10% in 2001, compared to the prior year, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to be approximately 10,000 units higher than demand in 2001. Maintenance costs have increased approximately 20% due to improper repair methods performed by the railroads and billed to owners. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will also be undertaken to reduce maintenance costs and cartage costs.

(3) Marine Containers

The Partnerships fleet of both standard dry and specialized containers is in excess of twelve years of age and is generally no longer suitable for use in international commerce either due to it's specific physical condition, or lessees preferences for newer equipment. As individual containers are returned from their specific lessees they are being marketed for sale on "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has continued to be strong over the last several years as it relates to standard dry containers. The Partnership has in the last year experienced reduced residual values on the sale of refrigerated containers due primarily to technological obsolescence associated with the equipment's refrigeration machinery.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modifications to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers).

     (2) the Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. The Partnership owns 133 of this type of railcars. As of December 31, 2000, 6 have been inspected and no defects have been found.

As of December 31, 2000, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has either purchased or interests in entities which own equipment. As of December 31, 2000, the Partnership owned a portfolio of transportation and related equipment as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $150.0 million, proceeds from debt financing of $35.0 million and by reinvesting a portion of its operating cash flow in additional equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2000.


                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

As of March 2, 2001, there were 7,381,475 depositary units outstanding. There are 5,945 depositary unitholders of record as of the date of this report.

There are several secondary markets that will facilitate sales and purchases of depositary units. Secondary markets are characterized as having few buyers for depository units and, therefore, are generally viewed as inefficient vehicles for the sale of depositary units. Presently, there is no public market for the units and none is likely to develop.

The Partnership is listed on the OTC Bulletin Board under the symbol GFYPZ.

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



ITEM 6. SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
   (In thousands of dollars, except weighted-average depositary unit amounts)

                                                  2000         1999          1998          1997           1996
  -----------------------------------------------------------------------------------------------------------------
  Operating results:

    Total revenues                             $   7,878    $   6,367     $  13,567     $  12,748      $  14,819
    Net gain on disposition of equipment           2,448          328         5,990         1,922          2,085
    Equity in net income (loss) of
      unconsolidated special-purpose
      entities                                     1,304         (448)       (1,484)         (519)        6,267
    Net income                                     4,207          934         6,031         2,695          8,186

  At year-end:
    Total assets                               $   7,535    $   8,858     $  12,474     $  18,631      $  33,595
    Total liabilities                                983        1,202         1,207         4,906         16,349
    Notes payable                                     --           --            --         2,500         13,000

  Cash distribution                            $   4,534    $   4,545     $   4,604     $   6,216      $   8,957

  Special distribution                         $     777           --     $   3,885            --             --

  Cash distribution representing a
      return of capital to the limited
      partners                                 $   1,104    $   3,611     $   2,458     $   3,709      $   1,045

  Per weighted-average depositary unit:

  Net income                                   $    0.53(1) $    0.10(1)  $    0.76(1)  $    0.30(1)   $    1.01(1)

  Cash distribution                            $    0.58    $    0.58     $    0.59     $    0.80      $    1.15

  Special distribution                         $    0.10    $      --     $    0.50     $      --      $      --

  Cash distribution representing a
      return of capital to the limited
      partners                                 $    0.15    $    0.49     $    0.33     $    0.50      $    0.14


----------

(1) After a reduction of income of $0.1 million ($0.01 per weighted-average depositary unit) in 2000, representing allocations to the General Partner. After an increase of income of $0.2 million ($0.02 per weighted-average depositary unit) in 1999.  After  reductions  in net  income  of $0.1  million  ($0.02  per
weighted-average   depositary   unit)  in  1998,   $0.4   million   ($0.05   per
weighted-average depositary unit) in 1997, and $0.3 million ($0.04 per weighted-average depositary unit) in 1996, representing special allocations to the General Partner.




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

(B) Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2000 in its railcar, trailer, and marine container portfolios.

     (a) Railcars: 203 of the Partnership's railcars came off lease during the second half of 2000 and are currently being marketed for sale. The Partnership's remaining railcars remained on-lease throughout the year. The relatively short duration of most leases exposes the railcars to considerable re-leasing activity. The Partnership's railcar lease revenue declined approximately $0.3 million from 1999 to 2000 due to the sale and disposition of railcars during 1999 and 2000.

     (b) Trailers: The Partnership's trailer portfolio operates or operated in short-term rental facilities or with short-line railroad systems. The majority of these trailers were sold in September 2000. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. The Partnership's lease revenue decreased approximately $0.3 million from 1999 to 2000 primarily due to the sale and disposition of trailers during 1999 and 2000.

     (c) Marine containers: 132 of the Partnership's marine containers came off lease during 1999. Of these 46 were sold during 2000 with the remaining currently being marketed for sale. The Partnership's remaining marine container portfolio operates in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. The Partnership's marine container contributions declined approximately $0.1 million from 1999 to 2000 primarily due to marine containers coming off lease during 1999 and remaining off lease during 2000.

(2) Equipment Liquidations

Liquidation of Partnership equipment and investment in unconsolidated special-purpose entities (USPEs) represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. During the year ended December 31, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.8 million, for proceeds of $3.3 million and it's interest in an entity owning a commercial aircraft with a net book value of $0.3 million for proceeds of $1.8 million less a commission of $0.2 million.


(3) Equipment Valuation

In accordance with Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the equipment carrying values were required for the years ended December 31, 2000, 1999, or 1998.

(C) Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the limited partnership agreement. As of December 31, 2000, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

For the year ended December 31, 2000, the Partnership generated $1.8 million in operating cash (net cash provided by operating activities less investments in a USPE to fund its operations) to meet its operating obligations, but also used undistributed available cash from prior periods and asset sale proceeds of approximately $3.5 million to make distributions (total in 2000 of $5.3 million) to the partners.

During the year ended December 31, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.8 million, for proceeds of $3.3 million. In March 2000, the Partnership sold it's 50% interest in an entity that owned a commercial aircraft with a net book value of $0.3 million for $1.8 million less a commission of $0.2 million.

The Partnership's reserve for repairs and lessee deposits decreased by $0.3 million due to the sale of containers during 2000. As containers are sold any unused portion of the reserves for repairs for those containers are recognized ratably as proceeds from sale of equipment.

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


(D) Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999.

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating expense and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                        For the Years Ended
                                                           December 31,
                                                       2000             1999
                                                    ----------------------------
  Railcars                                          $  1,983            2,571
  Trailers                                             1,217            1,540
  Marine containers                                       75              160

Railcars: Railcar lease revenues and direct expenses were $3.3 million and $1.3 million, respectively, for 2000, compared to $3.6 million and $1.0 million, respectively, during 1999. Lease revenue decreased approximately $0.3 million in 2000, compared to the same period of 1999, due to more cars being off-lease in 2000 compared to 1999. Railcar expenses increased by $0.3 million due repairs required on a group of railcars in 2000 which were being marketed for sale. Similar repairs were not required in 1999.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.7 million, respectively, for 2000, compared to $2.2 million and $0.7 million, respectively, during 1999. Lease revenue decreased approximately $0.3 million from 1999 to 2000 primarily due to the sale and disposition of trailers in 2000.

Marine containers: Marine container lease revenues were $0.1 and $0.2 million for 2000 and 1999, respectively. The decrease in lease revenue was primarily due to a group of marine containers that were off lease during 2000 that were on lease in 1999.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.9 million for the year ended December 31, 2000 decreased from $3.3 million for the same period of 1999. Significant variances are explained as follows:

     (i) A $0.3 million decrease in depreciation expense from 1999 levels reflects the effect of asset sales in 2000 and 1999.

     (ii) The $0.1 million decrease in bad debt expense was due to the recovery of an outstanding receivable in the year ended December 31, 2000, that had previously been reserved as a bad debt. A similar recovery did not occur in 1999.

(c) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the year ended December 31, 2000 totaled $2.4 million, which resulted from the disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.8 million, for aggregate proceeds of $3.3 million. For the year ended December 31, 1999, the $0.3 million net gain on disposition of equipment resulted from the disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million, for aggregate proceeds of $0.7 million.


(d) Equity in Net Income (Loss) of USPEs

Equity in net income (loss) of unconsolidated special-purpose entities represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see
Note 4 to the financial statements).

The Partnership's remaining 50% interest in an entity that owned a commercial aircraft was off lease during 1999 and was sold in March 2000 for a gain $1.4 million. The Partnership's had no revenues in 2000 and expenses were $0.1 million, in 1999 revenue and expenses were $0.1 million and $0.5 million, respectively.

(e) Net Income

As a result of the foregoing, the Partnership's net income for the period ended December 31, 2000 was $4.2 million, compared to net income of $0.9 million during the same period in 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the life of the Partnership is subject to many factors, and the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $5.0 million to the limited partners, or $0.68 per weighted-average depositary unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating expense and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1999, when compared to the same period of 1998. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                        For the Years Ended
                                                           December 31,
                                                       1999             1998
                                                    ----------------------------
  Railcars                                          $  2,571         $  2,991
  Trailers                                             1,540            2,074
  Marine containers                                      160              246
  Aircraft                                                --               47

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

Marine containers: Marine container lease revenues were $0.2 million for 1999 and 1998. The decrease in lease revenue was primarily due to a group of marine containers coming off lease during 1999.

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

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location, or sell the assets.

The Partnership's owned equipment on lease to U.S.-domiciled lessees consists of trailers and railcars. During 2000, lease revenues generated by wholly and partially owned equipment in the United States accounted for 74% of the lease revenues generated by wholly and partially owned equipment, while net operating income accounted for $2.7 million of the $4.2 million aggregate net income for the Partnership. The Partnership sold trailers and railcars in this region for an aggregate net gain of $2.2 million in 2000.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 2000, lease revenues generated by wholly and partially owned equipment in Canada accounted for 24% of the lease revenues generated by the wholly and partially owned equipment, while the net operating income accounted for $0.7 million of the $4.2 million aggregate net income for the Partnership. The Partnership sold railcars in this region for a net gain of $47,000 in 2000.

The Partnership's investment in equipment owned by a USPE in South Asia did not account for any of the Partnership's lease revenue from wholly and partially owned equipment. This equipment was sold in 2000 for a gain of $1.4 million.

In 2000, marine containers, which were leased in various regions throughout the year, accounted for 2% of the lease revenues from wholly owned equipment in 2000. This equipment generated a net income of $42,000 in 2000. The Partnership sold containers in 2000 for a gain of $0.2 million.

(F) Inflation

Inflation had no significant impact on the Partnership's operations during 2000, 1999, or 1998.

(G) Forward-Looking Information

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

(H) Outlook for the Future

Since the Partnership is in its active liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. The Partnership is expected to liquidate at the end of 2002. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. Throughout the remaining life of the Partnership, the Partnership may periodically make special distributions to the partners as asset sales are completed.

Factors affecting the Partnership's contribution during the year 2001:

The Partnership's fleet of both standard dry and specialized marine containers is in excess of twelve years of age and is generally no longer suitable for use in international commerce either due to its specific physical condition, or lessees preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

Railcar loadings in North America have continued to be high, however a softening in the market is expected to put downward pressure on lease rates as cars come up for renewal. Lease rates in this market are showing signs of weakness and has lead to lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

Several factors may affect the Partnership's operating performance in 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. The other factor affecting the Partnership's contribution in 2001 and beyond included:

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

(1) Repricing Risk

Certain of the Partnership's trailers, railcars, and marine containers will be remarketed in 2001 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership's assets. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2000, 26% of the Partnership's total lease revenues from wholly-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.











                     (This space intentionally left blank.)




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                Age  Position
-----------------  ----- -------------------------------------------------------

Stephen M. Bess     54   President, PLM Investment Management, Inc.;
                         Vice President and Director,
                         PLM Financial Services, Inc.


Richard K Brock     38   Vice President and Chief Financial Officer,
                         PLM International,Inc. and PLM Financial Services, Inc.
                         Director Financial Services Inc.

Susan C. Santo      38   Vice President, Secretary, and General Counsel, PLM
                         International, Inc. and PLM Financial Services, Inc.
                         Director Financial Services Inc.



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

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

          The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership, subject to certain allocations of income. As of December 31, 2000, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

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



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others

     During 2000,  management  fees to IMI were $0.3 million.  During 2000,  the
     Partnership reimbursed FSI and its affiliates $0.2 million for administrative services and data processing expenses performed on behalf of the Partnership.

     During  2000,   the   Partnership's   proportional   share  of  the  USPE's
     administrative services and data processing expenses paid or accrued to FSI or its affiliates was $2,000.


















                     (This space intentionally left blank.)













                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.   Financial Statements

               The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

         2.   Financial Statements required under Regulation S-X Rule 3-09.

               The following financial statements are filed as exhibits of the Annual Report on Form 10-K.

              a East West 925

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

24.      Powers of Attorney.


        Financial Statements required under Regulation S-X Rule 3-09.

        99.1 East West 925



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Date:  March 12, 2001                      PLM EQUIPMENT GROWTH FUND II
                                           PARTNERSHIP

                                           By:      PLM Financial Services, Inc.
                                                    General Partner


                                           By:      /s/ Stephen M. Bess
                                                    Stephen M. Bess
                                                    President and
                                                    Chief Executive Officer


                                           By:      /s/ Richard K Brock
                                                    Richard K Brock
                                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


NAME                                CAPACITY                     DATE


*_____________________
Stephen M. Bess                     Director, FSI                March 12, 2001


*_____________________
Richard K Brock                     Director, FSI                March 12, 2001


*_____________________
Susan C. Santo                      Director, FSI                March 12, 2001



* Susan C. Santo, by signing her name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact


                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                           PAGE

Independent auditors' report                                                 23

Balance sheets as of December 31, 2000 and 1999                              24

Statements of income for the years ended
     December 31, 2000, 1999, and 1998                                       25

Statements of changes in partners' capital for the years
     ended December 31, 2000, 1999, and 1998                                 26

Statements of cash flows for the years ended
     December 31, 2000, 1999, and 1998                                       27

Notes to financial statements                                             28-36


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

We have conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund II, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




SAN FRANCISCO, CALIFORNIA
March 2, 2001




                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)



                                                                                      2000                 1999
                                                                                  ---------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                     $   24,727           $   32,487
  Less accumulated depreciation                                                      (20,483)             (25,815)
                                                                                  ---------------------------------
      Net equipment                                                                    4,244                6,672

  Cash and cash equivalents                                                            2,538                  894
  Accounts receivable, less allowance for doubtful
      accounts of $57 in 2000 and $107 in 1999                                           718                  877
  Investment in an unconsolidated special-purpose entity                                  --                  368
  Prepaid expenses and other assets                                                       35                   47
  -----------------------------------------------------------------------------------------------------------------

        TOTAL ASSETS                                                              $    7,535           $    8,858
                                                                                  =================================

  Liabilities and partners' capital

  Liabilities

  Accounts payable and accrued expenses                                           $      482           $      352
  Due to affiliates                                                                       52                   67
  Lessee deposits and reserve for repairs                                                449                  783
                                                                                  ---------------------------------
     Total liabilities                                                                   983                1,202
                                                                                  ---------------------------------

  Partners' capital
  Limited partners (7,381,475 depositary units as of
     December 31, 2000 and 1999)                                                       6,552                7,656
  General Partner                                                                         --                   --
                                                                                  ---------------------------------
      Total partners' capital                                                          6,552                7,656
                                                                                  ---------------------------------

        Total liabilities and partners' capital                                   $    7,535           $    8,858
                                                                                  =================================














                 See accompanying notes to financial statements.





                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)




                                                                             2000            1999           1998
  REVENUES                                                               --------------------------------------------
  Lease revenue                                                          $    5,338      $    5,949      $   7,355
  Interest and other income                                                      92              90            222
  Net gain on disposition of equipment                                        2,448             328          5,990
                                                                         --------------------------------------------
     Total revenues                                                           7,878           6,367         13,567

  EXPENSES

  Depreciation                                                                1,581           1,933          2,413
  Repairs and maintenance                                                     1,915           1,537          1,890
  Equipment operating expenses                                                  119             120             65
  Insurance expense                                                              67              42             82
  Management fees to affiliate                                                  269             295            369
  Interest expense                                                               --              --             47
  General and administrative expenses to affiliate                              234             271            428
  Other general and administrative expenses                                     848             757            807
  (Recovery of ) provision for bad debt                                         (58)             30            (49)
  -------------------------------------------------------------------------------------------------------------------
                                                                         --------------------------------------------
     Total expenses                                                           4,975           4,985          6,052

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                                1,304            (448)        (1,484)
                                                                         --------------------------------------------

        Net income                                                       $    4,207      $      934      $   6,031
                                                                         ============================================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                       $    3,942      $      707      $   5,606
  General Partner                                                               265             227            425
  -------------------------------------------------------------------------------------------------------------------

        Total                                                            $    4,207      $      934      $   6,031
                                                                         ============================================

  Limited Partner's net income per weighted-average depositary unit
                                                                         $     0.53      $     0.10      $    0.76
  ===================================================================================================================

  Cash distribution                                                      $    4,534      $    4,545      $   4,604
  Special cash distribution                                                     777              --          3,885
  -------------------------------------------------------------------------------------------------------------------
  Total distribution                                                     $    5,311      $    4,545      $   8,489
  ===================================================================================================================

  Per weighted-average depositary unit:
  Cash distribution                                                      $     0.58      $     0.58      $    0.59
  Special cash distribution                                                    0.10              --           0.50
  -------------------------------------------------------------------------------------------------------------------
  Total distribution                                                     $     0.68      $     0.58      $    1.09
                                                                         ============================================




                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                            (in thousands of dollars)


                                                                  Limited            General
                                                                 Partners            Partner            Total
                                                                --------------------------------------------------
    Partners' capital (deficit) as of December 31, 1997         $   13,725                --          $   13,725
  Net income                                                         5,606               425               6,031

  Cash distribution                                                 (4,373)             (231)             (4,604)

  Special cash distribution                                         (3,691)             (194)             (3,885)
  ----------------------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 1998                       11,267                --              11,267

  Net income                                                           707               227                 934

  Cash distribution                                                 (4,318)             (227)             (4,545)
  ----------------------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 1999                        7,656                --               7,656

  Net income                                                         3,942               265               4,207

  Cash distribution                                                 (4,308)             (226)             (4,534)

  Special distribution                                                (738)              (39)               (777)
  ----------------------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 2000                   $    6,552                --          $    6,552
                                                                ==================================================










                 See accompanying notes to financial statements.








                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)



  OPERATING ACTIVITIES                                                       2000            1999            1998
                                                                         --------------------------------------------
  Net income                                                             $    4,207      $      934      $    6,031
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation                                                              1,581           1,933           2,413
    Net gain on disposition of equipment                                     (2,448)           (328)         (5,990)
    Equity in net (loss) income of unconsolidated special-purpose
        entities                                                             (1,304)            448           1,484
    Changes in operating assets and liabilities:
      Restricted cash                                                            --              --             395
      Accounts receivable, net                                                  158             125             684
      Prepaid expenses and other assets                                          12             (17)             19
      Accounts payable and accrued expenses                                     130              --             (13)
      Due to affiliates                                                         (15)            (16)           (112)
      Lessee deposits and reserve for repairs                                  (334)             11          (1,074)
                                                                         --------------------------------------------
        Net cash provided by operating activities                             1,987           3,090           3,837
                                                                         --------------------------------------------

  Investing activities
  Proceeds from disposition of equipment                                      3,297             691           7,880
  Distribution from liquidation of unconsolidated
      special-purpose entities                                                1,824              --           1,425
  Additional investments in unconsolidated special-purpose
      entities                                                                 (155)           (322)           (723)
  Payments for capital improvements                                              --              (6)             --
  -------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                             4,968             363           8,582
                                                                         --------------------------------------------

  Financing activities
  Principal payments on notes payable                                                            --          (2,500)
  Cash distribution paid to limited partners                                 (4,308)         (4,318)         (8,064)
  Cash distribution paid to General Partner                                    (226)           (227)           (425)
  Special distribution paid to limited partners                                (738)             --              --
  Special distribution paid to General Partner                                  (39)             --              --
  -------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                (5,311)         (4,545)        (10,989)
                                                                         --------------------------------------------

  Net increase (decrease) in cash and cash equivalents                        1,644          (1,092)          1,430
  Cash and cash equivalents at beginning of year                                894           1,986             556
                                                                         --------------------------------------------
  Cash and cash equivalents at end of year                               $    2,538      $      894      $    1,986
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $       --      $       --      $       47
  ===================================================================================================================




                 See accompanying notes to financial statements.






                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

     ACCOUNTING FOR LEASES

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs were capitalized and amortized over the original term of the lease.




                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.   BASIS OF PRESENTATION (CONTINUED)

     DEPRECIATION AND AMORTIZATION

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for other types of equipment.

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

     TRANSPORTATION EQUIPMENT

     In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 2000, 1999 or 1998.

     Equipment held for operating leases is stated at cost.

     INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The Partnership had an interest in an unconsolidated special-purpose entity
     (USPE) that owned an aircraft. This interest was accounted for using the equity method. This aircraft was sold in the first quarter of 2000.

     The Partnership's investment in USPEs included acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI. The Partnership's interests in USPEs were managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

     REPAIRS AND MAINTENANCE

     Repair and maintenance costs to railcars are usually the obligation of the Partnership. Maintenance costs for the marine containers are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred.



                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.   BASIS OF PRESENTATION (CONTINUED)

     NET INCOME AND DISTRIBUTIONS PER DEPOSITARY UNIT

     Cash distributions are allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner through allocation to the extent necessary to cause the General Partner's capital account to equal zero. Such allocation may not cumulatively exceed five ninety-fifths of the aggregate of the capital contributions made by the limited partners and the reinvestment cash available for distribution. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. During 2000, the General Partner received a special allocation of income of $0.1 million ($0.2 million in 1999 and $0.1 million in 1998).

     Cash distributions are recorded when paid. Cash distributions relating to the fourth quarter of 2000, 1999, and 1998 of $1.1 million ($0.15 per weighted-average depositary unit) were paid during the first quarter of 2001, 2000, and 1999.

     Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $1.1 million, $3.6 million, and $2.5 million in 2000, 1999, and 1998, respectively, were deemed to be a return of capital.

     NET INCOME PER WEIGHTED-AVERAGE DEPOSITARY UNIT

     Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 2000, 1999, and 1998 were 7,381,475.

     CASH AND CASH EQUIVALENTS

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates fair market value due to the short-term nature of the investments.

     COMPREHENSIVE INCOME

     The Partnership's net income was equal to comprehensive income for the years ended December 31, 2000, 1999, and 1998.

2.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (i) 5% of Gross Revenues (as defined in the agreement) prior to the payment of any principal and interest incurred in connection with any indebtedness, or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to certain adjustments. Partnership management fees of $0.1 million were payable as of December 31, 2000 and 1999. The Partnership reimbursed FSI and its affiliates $0.2 million, $0.3 million, and $0.4 million in 2000, 1999, and 1998, respectively, for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional share of the USPE's administrative and data processing expenses reimbursed to FSI were $2,000, $6,000, and $12,000 during 2000, 1999 and 1998, respectively.



                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

3.   EQUIPMENT

     The components of owned equipment as of December 31, were as follows (in thousands of dollars):

EQUIPMENT HELD FOR OPERATING LEASES               2000                1999
                                              ----------------------------------

Railcars                                      $   12,712               16,249
Trailers                                           9,510               10,606
Marine containers                                  2,505                5,632
                                              ----------------------------------
                                                  24,727               32,487
Less accumulated depreciation                    (20,483)             (25,815)
                                              ----------------------------------
    Net equipment                           $    4,244                6,672
                                              ==================================

     Revenues are earned under operating leases. The Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

     As of December 31, 2000, all owned equipment in the Partnership portfolio was on lease, except for 203 railcars and 106 marine containers with an aggregate net book value of $0.4 million. As of December 31, 1999, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 84 railcars and 134 marine containers with an aggregate net book value of $0.4 million.

     During 2000, the General Partner disposed of marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $0.8 million, for proceeds of $3.3 million. During 1999, the General Partner disposed of aircraft, marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $0.4 million, for proceeds of $0.7 million.

     There were no reductions to the carrying values of equipment in 2000, 1999, or 1998.

     All owned equipment on lease is being accounted for as operating leases. Future minimum rents under noncancelable operating leases as of December 31, 2000 during each of the next five years are approximately $0.9 million in 2001, $0.3 million in 2002, $0.2 million in 2003, $0.2 million in 2004,
     $14,000 in 2005 and $0 thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $2.0 million, $2.5 million, and $3.7 million in 2000, 1999, and 1998, respectively.



                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The following summarizes the financial information for the special-purpose entities and the Partnership's interests therein as of and for the year ended December 31 (in thousands of dollars):


                                            2000                        1999                        1998
                                          --------                    --------                    --------
                                                  Net                          Net                        Net
                                    Total     Interest of       Total      Interest of      Total     Interest of
                                    USPE      Partnership       USPEs      Partnership      USPEs     Partnership
           ----------------------------------------------------------------------------------------------------------

           ----------------------
           Net investments         $  --      $       --        $ 739      $       368    $   992     $       494
           ----------------------
           Net income (loss)        2,605           1,304         (900)           (448)    (3,028)         (1,484)
           ----------------------

     The net investment in a USPE consisted of a 50% interest in a trust owning a Boeing 737-200A aircraft (and related assets and liabilities) totaling $0.4 million as of December 31, 1999. This aircraft was sold in the first quarter of 2000 and the Partnership received liquidating proceeds from the sale of $1.8 million for it's net investment of $0.3 million. This aircraft was off lease as of December 31, 1999 and 1998. In October 1999, this entity received a $0.2 million deposit for the sale of the aircraft. The buyer failed to perform under the terms of the agreement and the deposit was recorded as income in 1999.

     During the year ended December 31, 1998, the General Partner sold a Boeing 727-200 aircraft in which the Partnership owned a 23% interest, at approximately its net book value. The Partnership received liquidating distributions of $1.4 million from this USPE during the first quarter of 1998.

5.   Operating Segments

     The Partnership operates or operated in four primary operating segments: aircraft leasing, marine container leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expense, and certain other expenses. The segments are managed separately due to different business strategies for each operation.








                     (This space intentionally left blank.)











                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

5.   OPERATING SEGMENTS (CONTINUED)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                     MARINE
                                          AIRCRAFT  CONTAINER   TRAILER   RAILCAR    ALL
    FOR THE YEAR ENDED DECEMBER 31, 2000  LEASING    LEASING    LEASING   LEASING    OTHER(1)  TOTAL
    ------------------------------------  -------    -------    -------   -------    ------    -----

    Revenues
      Lease revenue                        $    --   $     81   $  1,945  $  3,312   $     --  $  5,338
      Interest income and other                 --         --         --         6         86        92
      Net gain on disposition of                          182        301     1,965         --     2,448
    equipment
                                          --------------------------------------------------------------
        Total revenues                          --        263      2,246     5,283         86     7,878

    Expenses
      Operations support                        --          6        728     1,329         38     2,101
      Depreciation                              --        206        648       727         --     1,581
      Management fee                            --          4         98       167         --       269
      General and administrative expenses        4          6        332       205        535     1,082
      (Recovery of) provision for bad           --         --        (21)      (27)       (10)      (58)
    debts
                                          --------------------------------------------------------------
        Total costs and expenses                 4        222      1,785     2,401        563     4,975
                                          --------------------------------------------------------------
    Equity in net income of USPE             1,304         --         --        --         --     1,304
                                          --------------------------------------------------------------
                                          --------------------------------------------------------------
    Net income (loss)                      $ 1,300   $     41   $    461  $  2,882   $   (477) $  4,207
                                          ==============================================================

    As of December 31, 2000
    Total assets                           $    --   $    107   $  3,580  $  1,275   $  2,573  $  7,535
                                          ==============================================================
----------

(1) Includes interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses.




                                                      MARINE
                                            AIRCRAFT CONTAINER   TRAILER   RAILCAR    ALL
    FOR THE YEAR ENDED DECEMBER 31, 1999    LEASING   LEASING    LEASING   LEASING    OTHER1       TOTAL
    ------------------------------------    -------   -------    -------   -------    ------       -----
    Revenues

      Lease revenue                         $    --   $    163   $  2,214  $  3,572   $     --  $  5,949
      Interest income and other                  --         --         --        13         77        90
      Net gain (loss) on disposition of          47        (67)       161       187                  328
    equipment
                                            -------------------------------------------------------------
        Total revenues                           47         96      2,375     3,772         77     6,367

    Expenses
      Operations support                         --          3        674     1,001         21     1,699
      Depreciation                               --        332        834       767         --     1,933
      Management fee                             --          8        109       178         --       295
      General and administrative expenses         5         12        342       208        461     1,028
      (Recovery of) provision for bad debts      --         (1)        10        21         --        30
                                            -------------------------------------------------------------
        Total costs and expenses                  5        354      1,969     2,175        482     4,985
                                            -------------------------------------------------------------
    Equity in net loss of USPE                 (448)        --         --        --         --      (448)
                                            -------------------------------------------------------------
                                            -------------------------------------------------------------
    Net income (loss)                       $  (406)  $   (258)  $    406  $  1,597   $   (405)      934
                                            =============================================================

    As of December 31, 1999
    Total assets                            $   368   $    754   $  4,460  $  2,335   $    941     8,858
                                            =============================================================



                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

5.       OPERATING SEGMENTS (CONTINUED)


                                                     MARINE
                                          AIRCRAFT  CONTAINER   TRAILER   RAILCAR     ALL
    FOR THE YEAR ENDED DECEMBER 31, 1998  LEASING    LEASING    LEASING   LEASING     OTHER2     TOTAL
    --------------------------------------------------------------------------------------------------
    Revenues
      Lease revenue                          $    83   $    251   $  2,801   $ 4,220   $     --  $  7,355
      Interest income and other                   --          3         --         6        213       222
      Net gain (loss) on disposition of        4,835        (21)       775       401         --     5,990
      equipment
                                            --------------------------------------------------------------
        Total revenues                         4,918        233      3,576     4,627        213    13,567

    Expenses
      Operations support                          36          5        727     1,229         40     2,037
      Depreciation                                74        379      1,143       817         --     2,413
      Interest expense                            --         --         --        --         47        47
      Management fee                               8         13        139       209         --       369
      General and administrative expenses         40         18        451       163        563     1,235
      (Recovery of) provision for bad debts      (72)        --         11        12         --       (49)
                                            --------------------------------------------------------------
        Total costs and expenses                  86        415      2,471     2,430        650     6,052
                                            --------------------------------------------------------------
    Equity in net loss of USPEs                (1,484)       --         --        --         --    (1,484)
                                            --------------------------------------------------------------
                                            --------------------------------------------------------------
    Net income (loss)                        $ 3,348   $   (182)  $  1,105   $ 2,197   $   (437) $  6,031
                                            ==============================================================

    As of December 31, 1998
    Total assets                             $   494   $  1,166   $  4,677     3,146   $  2,991  $ 12,474
                                            ==============================================================

----------
2 Includes interest income and costs not identifiable to a particular segment such as interest expense and certain operations support and general and administrative expenses.



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

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                             OWNED EQUIPMENT

   REGION                           2000          1999          1998
 ------------------------------  ----------------------------------------

   United States                 $   3,956     $   4,350     $   5,680

   Canada                            1,301         1,436         1,424

   Rest of the world                    81           163           251

                                 ----------------------------------------
       Lease revenues            $   5,338     $   5,949     $   7,355
                                 ========================================



                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

6. GEOGRAPHIC INFORMATION (CONTINUED)

     The following table sets forth net income (loss) information by region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                                     Owned Equipment                      Investments in Uspes
                                          --------------------------------------- -------------------------------------
    Region                                   2000          1999         1998         2000        1999          1998
    ------------------------------------  --------------------------------------- -------------------------------------

    United States                         $  2,661      $  1,278     $   3,270    $     --     $    --     $       --
    Canada                                     679           767         1,162          --          --             --
    Europe                                      --            --         3,702          --          --             --
    South Asia                                  --            --            --       1,304        (448)        (1,484)
    Rest of the world                           42          (258)         (182)         --          --             --
                                          --------------------------------------- -------------------------------------
    Regional income (loss)                   3,382         1,787         7,952       1,304        (448)        (1,484)
    Administrative and other                  (479)         (405)         (437)         --          --             --
                                          --------------------------------------- -------------------------------------
        Net income (loss)                 $  2,903      $  1,382     $   7,515    $  1,304     $  (448)    $   (1,484)
                                          ======================================= =====================================

     The net book value of these assets as of December 31, are as follows (in thousands of dollars):

                                             Owned Equipment                      Investments in USPEs
                                   ------------------------------------   -------------------------------------
       Region                         2000        1999        1998            2000        1999         1998
       --------------------------  ------------------------------------   -------------------------------------

       United States               $   3,743   $   5,372   $   7,014      $       --   $      --   $       --
       Canada                            432         614         809              --          --           --
       South Asia                         --          --          --              --         368          494
       Rest of the world                  69         686       1,166              --          --           --
                                   ----------------------------------     -------------------------------------
                                   ----------------------------------     -------------------------------------
           Net book value          $   4,244   $   6,672   $   8,989      $       --   $     368   $      494
                                   ==================================     =====================================


7.   CONCENTRATIONS OF CREDIT RISK

     No single lessee accounted for more than 10% of the consolidated revenues for the years ended December 31, 2000, 1999 and 1998. In 2000, however the Partnership sold its remaining investment in a USPE in which it had a 50% interest in an aircraft to Aegro Capital. The gain from this sale accounted for 14% of the Partnership's revenues from wholly-owned equipment in 2000. In 1998, Sabre Airways purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 27% of total consolidated revenues from wholly and partially owned equipment during 1998.

     As of December 31, 2000 and 1999, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8.INCOME TAXES

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 2000, the federal income tax basis was higher than the financial statement carrying values of certain assets and liabilities by $12.9 million, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.


                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

10.  LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will be made from time to time. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     Special distribution of $0.8 million and $3.9 million were paid in 2000 and 1998, respectively. No special distributions were paid in 1999. In 2000 and 1998, the General Partner paid special distributions of $0.10 and $0.50 per weighted-average depositary unit respectively. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 (in thousands of dollars, except per share amounts):

                                     March        June         September         December
                                      31,          30,            30,               31,            Total
                                  ----------------------------------------------------------------------------
     Operating results:
       Total revenues             $    1,494        1,910  $         1,590   $         2,884    $    7,878
       Net income                      1,592          624              508             1,483         4,207

     Per weighted-average
         depositary unit:

     Limited partners'
       net income                 $     0.21         0.07  $          0.06   $          0.19    $     0.53




                          PLM EQUIPMENT GROWTH FUND II
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 (in thousands of dollars, except per share amounts):

                                     March        June         September         December
                                      31,          30,            30,               31,            Total
                                  ----------------------------------------------------------------------------
     Operating results:
       Total revenues             $    1,633        1,520  $         1,522   $         1,692    $    6,367
       Net income                        222          134              244               334           934

     Per weighted-average
         depositary unit:

     Limited partners'
       net income                 $     0.02         0.01  $          0.03   $          0.04    $     0.10


12.  SUBSEQUENT EVENT

     In February 2001, PLM International, the parent of the Partnership, announced that MILPI Acquisition Corp. (MILPI) completed its cash tender offer for the outstanding common stock of PLM International. To date, MILPI has acquired 83% of the common shares outstanding. MILPI will complete its acquisition of PLM International by effecting a merger of MILPI into PLM International under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001.









                     (This space intentionally left blank.)


                          PLM EQUIPMENT GROWTH FUND II

                                INDEX OF EXHIBITS


  EXHIBIT                                                                   PAGE
  -------                                                                   ----

    4.      Limited Partnership Agreement of Partnership                      *

    4. 1    Amendment to Limited Partnership Agreement of Registrant          *

   10. 1    Management Agreement between Partnership and                      *
            PLM Investment Management, Inc.

   24.      Powers of Attorney                                             39-41

   99. 1    East West 925.
__________________________

*Incorporated by reference. See page 20 of this report.