Form 10-Q
period 2001-03-31
PLM EQUIPMENT GROWTH FUND II
filed 2001-05-09
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2001

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

                             -----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X ____ No ______


                                                    PLM EQUIPMENT GROWTH FUND II
                                                       (A Limited Partnership)
                                                           BALANCE SHEETS
                                           (in thousands of dollars, except unit amounts)




                                                                                                   March 31,            December 31,
                                                                                                     2001                    2000
                                                                                                   --------                --------
Assets

Equipment held for operating lease, at cost                                                        $ 23,974                $ 24,727
Less accumulated depreciation                                                                       (20,049)                (20,483)
                                                                                                   --------                --------
     Net equipment                                                                                    3,925                   4,244

Cash and cash equivalents                                                                             1,198                   2,538
Accounts receivable, less allowance for doubtful
    accounts of $97 in 2001 and $57 in 2000                                                             614                     718
Prepaid expenses and other assets                                                                        57                      35
                                                                                                   --------                --------
      Total assets                                                                                 $  5,794                $  7,535
                                                                                                   ========                ========

     Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                                              $    303                $    482
Due to affiliates                                                                                        60                      52
Lessee deposits and reserve for repairs                                                                 347                     449
                                                                                                   --------                --------
    Total liabilities                                                                                   710                     983
                                                                                                   --------                --------
                                                                                                                           --------

Partners' capital:
Limited partners (7,381,475 depositary units as of
    March 31, 2001 and December 31, 2000)                                                             5,084                   6,552
General Partner                                                                                        --                      --
                                                                                                   --------                --------
    Total partners' capital                                                                           5,084                   6,552
                                                                                                   --------                --------

      Total liabilities and partners' capital                                                      $  5,794                $  7,535
                                                                                                   ========                ========



                                           See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                            For the Three Months
                                                                Ended March 31,
                                                               2001       2000
                                                             -------    -------

Revenues

Lease revenue                                                $   730    $ 1,505
Interest and other income                                         30         11
Net gain (loss) on disposition of equipment                      161        (22)
                                                             -------    -------
    Total revenues                                               921      1,494

Expenses

Depreciation                                                     300        432
Repairs and maintenance                                          464        410
Equipment operating expenses                                      91         45
Management fees to affiliate                                      30         77
General and administrative expenses to affiliates                104         67
Other general and administrative expenses                        230        245
Provision for (recovery of) bad debts                             40        (10)
                                                             -------    -------
    Total expenses                                             1,259      1,266

Equity in net income of an unconsolidated
    special-purpose entity                                      --        1,364
                                                             -------    -------

      Net income (loss)                                      $  (338)   $ 1,592
                                                             =======    =======

Partners' share of net income (loss)

Limited partners                                             $  (395)   $ 1,535
General Partner                                                   57         57
                                                             -------    -------

      Total                                                  $  (338)   $ 1,592
                                                             =======    =======

Net income (loss) per weighted-average depositary unit       $ (0.05)   $  0.21
                                                             =======    =======

Cash distribution                                            $ 1,130    $ 1,136
                                                             =======    =======

Cash distribution per weighted-average depositary unit       $  0.15    $  0.15
                                                             =======    =======




                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1999 to March 31, 2001
                            (in thousands of dollars)


                                                 Limited     General
                                                 Partners    Partner      Total
                                                 --------    -------    -------

  Partners' capital as of December 31, 1999       $ 7,656    $  --      $ 7,656

Net income                                          3,942        265      4,207

Cash distribution                                  (4,308)      (226)    (4,534)

Special cash distribution                            (738)       (39)      (777)
                                                  -------    -------    -------

  Partners' capital as of December 31, 2000         6,552       --        6,552

Net income (loss)                                    (395)        57       (338)

Cash distribution                                  (1,073)       (57)    (1,130)
                                                  -------    -------    -------

  Partners' capital as of March 31, 2001          $ 5,084    $  --      $ 5,084
                                                  =======    =======    =======









                 See accompanying notes to financial statements.


                                         PLM EQUIPMENT GROWTH FUND II
                                           (A Limited Partnership)
                                           STATEMENTS OF CASH FLOWS
                                          (in thousands of dollars)

                                                                                                             For the Three Months
                                                                                                               Ended March 31,
                                                                                                           2001               2000
                                                                                                         -------            -------
Operating activities
Net income (loss)                                                                                        $  (338)           $ 1,592
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation                                                                                               300                432
  Net (gain) loss on disposition of equipment                                                               (161)                22
  Equity in net income from an unconsolidated special-purpose entity                                        --               (1,364)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                                                 122               (125)
    Prepaid expenses and other assets                                                                        (22)                15
    Accounts payable and accrued expenses                                                                   (179)               (36)
    Due to affiliates                                                                                          8               --
    Lessee deposits and reserve for repairs                                                                 (102)               (24)

      Net cash (used in) provided by operating activities                                                   (372)               512


Investing activities
Proceeds from disposition of equipment                                                                       162                202
Liquidation distributions from an unconsolidated special-purpose entity                                     --                1,824
Additional investments in an unconsolidated special-purpose entity
    to fund operations                                                                                      --                  (99)

      Net cash provided by investing activities                                                              162              1,927


Financing activities
Cash distribution paid to limited partners                                                                (1,073)            (1,079)
Cash distribution paid to General Partner                                                                    (57)               (57)

      Net cash used in financing activities                                                               (1,130)            (1,136)


Net (decrease) increase in cash and cash equivalents                                                      (1,340)             1,303

Cash and cash equivalents at beginning of period                                                           2,538                894


Cash and cash equivalents at end of period                                                               $ 1,198            $ 2,197




                                           See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of March 31, 2001 and December 31, 2000, the statements of operations for the three months ended March 31, 2001 and 2000, the statements of cash flows for the three months ended March 31, 2001 and 2000, and the statements of changes in partners' capital for the period from December 31, 1999 to March 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3.   Cash Distribution

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2001 and 2000, cash distributions totaled $1.1 million. Cash distributions to the limited partners of $1.1 million and $0 for the three months ended March 31, 2001 and 2000, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 2001 of $1.1 million, will be paid during May 2001.

4.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of March 31, 2001 includes $0.1 million due to FSI and its affiliate for management fees and administrative expenses. The balance due to affiliates as of December 31, 2000 includes $0.1 million due to FSI and its affiliate for management fees.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):

                                                   March 31,        December 31,
                                                     2001                2000
                                                   --------            --------
     Railcars                                      $ 12,680            $ 12,712
     Trailers                                         9,510               9,510
     Marine containers                                1,784               2,505
                                                   --------            --------
                                                     23,974              24,727
     Less accumulated depreciation                  (20,049)            (20,483)
                                                   --------            --------
           Net equipment                           $  3,925            $  4,244
                                                   ========            ========

     As of March 31, 2001, all equipment was on lease, except for 80 marine containers and 236 railcars with an aggregate net book value of $0.3 million. As of December 31, 2000, all equipment was on lease, except for 203 railcars and 106 marine containers with an aggregate net book value of $0.4 million.

     For the three months ended March 31, 2001, the Partnership disposed marine containers and railcars, with an aggregate net book value of $18,000, for proceeds of $0.2 million.

     During the three months ended March 31, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.2 million, for proceeds of $0.2 million.

6.   Operating Segments

     The Partnership operates or operated in four different segments: aircraft leasing, marine container leasing, trailer leasing and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                     Marine
                                                      Aircraft     Container     Trailer     Railcar        All
     For the quarter ended March 31, 2001             Leasing       Leasing      Leasing     Leasing      Other(1)      Total
     ------------------------------------             -------       -------      -------     -------      --------      -----
     Revenues
       Lease revenue                                   $  --        $   (21)     $   400     $   351      $  --        $   730
       Interest income and other                          --           --           --          --             30           30
       Gain (loss) on disposition of equipment             (10)         168         --             3         --            161
                                                       -------      -------      -------     -------      -------      -------
         Total revenues                                    (10)         147          400         354           30          921

     Costs and expenses
       Operations support                                 --           --            165         329           61          555
       Depreciation                                       --             16          133         151         --            300
       Management fees                                    --             (1)          19          12         --             30
       General and administrative expenses                   1            1           51          20          261          334
       Provision for bad debts                            --           --              8          32         --             40
                                                       -------      -------      -------     -------      -------      -------
         Total costs and expenses                            1           16          376         544          322        1,259
                                                       -------      -------      -------     -------      -------      -------
     Net income (loss)                                 $   (11)     $   131      $    24     $  (190)     $  (292)     $  (338)
                                                       =======      =======      =======     =======      =======      =======

     Total assets as of March 31, 2001                 $  --        $    67      $ 3,432     $ 1,040      $ 1,255      $ 5,794
                                                       =======      =======      =======     =======      =======      =======

(1) Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.



                                                    PLM EQUIPMENT GROWTH FUND II
                                                       (A Limited Partnership)
                                                    NOTES TO FINANCIAL STATEMENTS
                                                           March 31, 2001


                                                                     Marine
                                                      Aircraft     Container     Trailer     Railcar        All
     For the quarter ended March 31, 2000             Leasing       Leasing      Leasing     Leasing      Other(1)      Total
     ------------------------------------             -------       -------      -------     -------      --------      -----
     Revenues
       Lease revenue                                    $  --       $    73      $   524      $   908     $  --        $ 1,505
       Interest income and other                           --          --           --           --            11           11
       Gain (loss) on disposition of equipment             --          (108)          19           67        --            (22)
                                                        -------     -------      -------      -------     -------      -------
         Total revenues                                    --           (35)         543          975          11        1,494

     Costs and expenses
       Operations support                                  --             1          179          265          10          455
       Depreciation                                        --            67          172          193        --            432
       Management fees                                     --             4           28           45        --             77
       General and administrative expenses                 --             1           89           37         185          312
       (Recovery of) provision for bad debts               --          --            (12)           2        --            (10)
                                                        -------     -------      -------      -------     -------      -------
         Total costs and expenses                          --            73          456          542         195        1,266
                                                        -------     -------      -------      -------     -------      -------
     Equity in net income of a USPE                       1,364        --           --           --          --          1,364
                                                        -------     -------      -------      -------     -------      -------
     Net income (loss)                                  $ 1,364     $  (108)     $    87      $   433     $  (184)     $ 1,592
                                                        =======     =======      =======      =======     =======      =======

     Total assets as of March 31, 2000                  $     7     $   658      $ 4,270      $ 2,089     $ 2,230      $ 9,254
                                                        =======     =======      =======      =======     =======      =======

7.   Net Income (Loss) Per Weighted-Average Partnership Unit

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to the limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2001 and 2000 was 7,381,475 and 7,381,805, respectively.

8.   Liquidation and Special Distributions

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

     The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the first quarter of 2001 and 2000. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.



(1) Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund II's (the Partnership's) Operating Results for the Three Months Ended March 31, 2001 and 2000

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the first quarter of 2001 compared to the same quarter of 2000. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 6 to the unaudited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Three Months
                                                            Ended March 31,
                                                         2001             2000
                                                      --------------------------
  Trailers                                            $    235           $   345
  Railcars                                                  22              643
  Marine containers                                        (21)              72

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the first quarter of 2001, compared to $0.5 million and $0.2 million, respectively, during the same quarter of 2000. Lease revenue decreased $0.1 million in the first quarter of 2001 compared to the same period in 2000 due to the disposition of trailers in 2000.

Railcars: Railcar lease revenues and direct expenses were $0.4 million and $0.3 million, respectively, for the first quarter of 2001, compared to $0.9 million and $0.3 million, respectively, during the same quarter of 2000. Railcar contribution decreased in the first quarter of 2001, compared to the same quarter of 2000, due to the disposition of railcars in 2001 and 2000.

Marine containers: Marine container lease revenues were $(21,000) and $0.1 million during the first quarter of 2001 and 2000, respectively. Marine container contribution decreased $0.1 million in the first quarter of 2001, compared to the same quarter of 2000, due to the disposition of marine containers in 2001 and 2000. The negative $21,000 of lease revenues in the first quarter of 2001 resulted from actual lease revenue in previous quarters being lower than previously accrued.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the first quarter of 2001 decreased from $0.8 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.1 million decrease in depreciation expense from 2000 levels reflects the effect of asset dispositions in 2001 and 2000.

     (ii) A $22,000 increase in general and administrative expenses during the three months ended March 31, 2001 resulted from the allocations by the General Partner of severance costs related to staff reductions.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

Net gain on disposition of equipment in the first quarter of 2001 totaled $0.2 million, and resulted from the disposal or sale of marine containers and railcars, with an aggregate net book value of $18,000, for aggregate proceeds of $0.2 million. The net loss on disposition of equipment for the first quarter of 2000 totaled $22,000, which resulted from the disposal of marine containers, trailers and railcars, with a net book value of $0.2 million, for proceeds of $0.2 million.

(D)  Equity in Net Income of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net income of an unconsolidated special-purpose entity represents the net income generated from the operation of a jointly-owned asset accounted for under the equity method.

As of March 31, 2001, the Partnership had no remaining interests in entities which owned equipment. The Partnership's remaining partially-owned aircraft was sold in the first quarter of 2000 for a net gain of $1.5 million which was partially offset by expenses of $0.1 million.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $0.3 million for the first quarter of 2001, compared to net income of $1.6 million during the first quarter of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 2001 is not necessarily indicative of future periods. In the first quarter of 2001, the Partnership distributed $1.1 million to the limited partners, or $0.15 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the quarter ended March 31, 2001, the Partnership used $0.4 million of undistributed cash from prior periods and sales proceeds to fund its operating obligations. In addition, the Partnership used $1.1 million of undistributed cash from prior periods to make its cash distributions.

During the quarter ended March 31, 2001, the Partnership disposed of marine containers and railcars for proceeds of $0.2 million.

Accounts receivable decreased $0.1 million during the three months ended March 31, 2001 due to the timing of receipt of payments from lessees and the reduction in lease revenues.

Accounts payable and accrued expenses decreased $0.2 million during the three months ended March 31, 2001 due to a decrease in trade accounts payable resulting from the timing of payments of invoices to the vendors.

Lessee deposits and reserve for repairs decreased $0.1 million during the three months ended March 31, 2001 due to the decrease in reserves for repairs resulting from the sale of marine containers in 2001.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

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

(III) OUTLOOK FOR THE FUTURE

Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in the remainder of 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2001 and beyond includes:

1. Railcar loadings in North America for the first quarter of 2001 are below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

2. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. Although, there was some upward pressure on container prices during the fourth quarter of 2000, this trend was reversed during the quarter ended March 31, 2001.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment to satisfy its operating requirements, maintain working capital reserves, and pay cash distributions to the unitholders.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 2001, 8% of the Partnership's total lease revenues from wholly-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                              PLM EQUIPMENT GROWTH FUND II
                                              By: PLM Financial Services, Inc.
                                                  General Partner




Date:  May 7, 2001                            By: ____________________________
                                                  Richard K Brock
                                                  Chief Financial Officer

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



                                             PLM EQUIPMENT GROWTH FUND II
                                             By: PLM Financial Services, Inc.
                                                 General Partner




Date:  May 7, 2001                           By: /s/ Richard K Brock
                                                 ----------------------
                                                 Richard K Brock
                                                 Chief Financial Officer