Form 10-Q
period 2001-06-30
PLM EQUIPMENT GROWTH FUND II
filed 2001-08-09
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2001

[-]       Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from    to


                         Commission file number 1-10553
                             -----------------------


                          PLM EQUIPMENT GROWTH FUND II
             (Exact name of registrant as specified in its charter)


              California                                       94-3041013
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

         120 Montgomery Street
     Suite 1350, San Francisco, CA                                94104
         (Address of principal                                 (Zip code)
          executive offices)


       Registrant's telephone number, including area code: (415) 445-3201
                             -----------------------


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                  June 30,     December 31,
                                                                                    2001            2000
                                                                                -----------------------------
ASSETS

Equipment held for operating lease, at cost                                     $   23,879      $   24,727
Less accumulated depreciation                                                      (20,241)        (20,483)
                                                                                -----------------------------
     Net equipment                                                                   3,638           4,244

Cash and cash equivalents                                                              901           2,538
Accounts receivable, less allowance for doubtful
    accounts of $200 in 2001 and $57 in 2000                                           486             718
Prepaid expenses and other assets                                                       40              35
                                                                                -----------------------------

      Total assets                                                              $    5,065      $    7,535
                                                                                =============================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                           $      230      $      482
Due to affiliates                                                                       33              52
Lessee deposits and reserve for repairs                                                319             449
                                                                                -----------------------------
    Total liabilities                                                                  582             983
                                                                                -----------------------------

Partners' capital:
Limited partners (7,381,165 depositary units as of
    June 30, 2001 and December 31, 2000)                                             4,483           6,552
General Partner                                                                         --              --
                                                                                -----------------------------
    Total partners' capital                                                          4,483           6,552
                                                                                -----------------------------

      Total liabilities and partners' capital                                   $    5,065      $    7,535
                                                                                =============================




















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                    For the Three Months                 For the Six Months
                                                       Ended June 30,                      Ended June 30,
                                                    2001           2000                 2001            2000
                                                  ---------------------------------------------------------------


 REVENUES
 Lease revenue                                    $    635      $   1,361           $   1,365       $     2,866
 Interest and other income                              10             26                  40                36
 Net gain on disposition of equipment                   30            523                 191               502
                                                  ---------------------------------------------------------------
     Total revenues                                    675          1,910               1,596             3,404
                                                  ---------------------------------------------------------------

 EXPENSES

 Depreciation                                          283            413                 583               845
 Repairs and maintenance                               351            449                 815               859
 Equipment operating expenses                           49             44                 140                89
 Management fees to affiliate                           31             66                  61               143
 General and administrative expenses
       to affiliates                                    22             52                 126               119
 Other general and administrative expenses             204            183                 434               427
 Provision for bad debts                               103             19                 143                10
                                                  ---------------------------------------------------------------
     Total expenses                                  1,043          1,226               2,302             2,492
                                                  ---------------------------------------------------------------

 Equity in net income (loss) of an
       unconsolidated special-purpose entity            --            (60 )                --             1,304
                                                  ---------------------------------------------------------------

 Net income (loss)                                $   (368)     $     624           $    (706)      $     2,216
                                                  ===============================================================

 PARTNERS' SHARE OF NET INCOME (LOSS):

 Limited partners                                 $   (379)     $     528           $    (774)      $     2,063
 General Partner                                        11             96                  68               153
                                                  ---------------------------------------------------------------

 Total                                            $   (368)     $     624           $    (706)      $     2,216
                                                  ===============================================================

 Limited partners' net income (loss) per
       weighted-average depositary unit           $  (0.05)     $    0.07           $   (0.10)      $      0.28
                                                  ===============================================================

 Cash distributions                               $    233      $   1,136           $   1,363       $     2,273
 Special cash distributions                             --            777                  --               777
                                                  ---------------------------------------------------------------
 Total cash distributions                         $    233      $   1,913           $   1,363       $     3,050
                                                  ===============================================================

 Per weighted-average depositary unit:
 Cash distributions                               $   0.03      $    0.15           $    0.18       $      0.29
 Special cash distributions                             --           0.10                  --              0.10
                                                  ---------------------------------------------------------------
 Total cash distributions                         $   0.03      $    0.25           $    0.18       $      0.39
                                                  ===============================================================








                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1999 to June 30, 2001
                            (in thousands of dollars)

                                                                 Limited            General
                                                                 Partners           Partner             Total
                                                               ---------------------------------------------------

  Partners' capital as of December 31, 1999                    $    7,656          $      --         $    7,656

Net income                                                          3,942                265              4,207

Cash distribution                                                  (4,308)              (226)            (4,534)

Special cash distribution                                            (738)               (39)              (777)
                                                               ---------------------------------------------------

  Partners' capital as of December 31, 2000                         6,552                 --              6,552

Net income (loss)                                                    (774)                68               (706)

Cash distribution                                                  (1,295)               (68)            (1,363)
                                                               ---------------------------------------------------

  Partners' capital as of June 30, 2001                        $    4,483          $      --         $    4,483
                                                               ===================================================


































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                      2001                 2000
                                                                                  ----------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                                 $     (706)          $     2,216
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation                                                                           583                   845
  Net gain on disposition of equipment                                                  (191)                 (502)
  Equity in net income from an unconsolidated special-purpose
     entity                                                                               --                (1,304)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                             232                     8
    Prepaid expenses and other assets                                                     (5)                   30
    Accounts payable and accrued expenses                                               (252)                 (111)
    Due to affiliates                                                                    (19)                   --
    Lessee deposits and reserve for repairs                                             (130)                  (67)
                                                                                  ----------------------------------
      Net cash (used in) provided by operating activities                               (488)                1,115
                                                                                  ----------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of equipment                                                   214                   977
Liquidation distributions from an unconsolidated special-purpose entity                   --                 1,824
Additional investments in an unconsolidated special-purpose entity                        --                  (152)
                                                                                  ----------------------------------
      Net cash provided by investing activities                                          214                 2,649
                                                                                  ----------------------------------

FINANCING ACTIVITIES
Cash distribution paid to limited partners                                            (1,295)               (2,159)
Cash distribution paid to General Partner                                                (68)                 (114)
Special cash distribution paid to limited partners                                        --                  (738)
Special cash distribution paid to General Partner                                         --                   (39)
                                                                                  ----------------------------------
      Net cash used in financing activities                                           (1,363)               (3,050)
                                                                                  ----------------------------------

Net increase (decrease) in cash and cash equivalents                                  (1,637)                  714

Cash and cash equivalents at beginning of period                                       2,538                   894
                                                                                  ----------------------------------

Cash and cash equivalents at end of period                                        $      901           $     1,608
                                                                                  ==================================














                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund II (the Partnership) as of June 30, 2001 and December 31, 2000, the statements of operations for the three and six months ended June 30, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3.   CASH DISTRIBUTION

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 2001 and 2000, cash distributions totaled $1.4 million and $2.3 million, respectively. For the three months ended June 30, 2001 and 2000, cash distributions totaled $0.2 million and $1.1 million, respectively. In addition, a $0.8 million special distribution was paid to the partners during the six months ended June 30, 2000, from the proceeds realized on the sale of equipment in 2000 and 1999. No special distributions were paid in the three and six months ended June 30, 2001. Cash distributions to the limited partners of $1.3 million and $0.8 million for the six months ended June 30, 2001 and 2000, respectively were deemed to be a return of capital.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     The balance due to affiliates as of June 30, 2001 and December 31, 2000 totaled $33,000 and $0.1 million respectively, due to FSI and its affiliate for management fees.

5.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                              June 30,           December 31,
                                                2001                 2000
                                          --------------------------------------
Railcars                                     $   12,680          $    12,712
Trailers                                          9,495                9,510
Marine containers                                 1,704                2,505
                                           -------------------------------------
                                                 23,879               24,727
Less accumulated depreciation                   (20,241 )            (20,483)
                                           -------------------------------------
      Net equipment                          $    3,638          $     4,244
                                           =====================================

     As of June 30, 2001, all equipment was on lease, except for 317 railcars and 2 marine containers with an aggregate net book value of $0.3 million. As of December 31, 2000, all equipment was on lease, except for 203 railcars and 106 marine containers with an aggregate net book value of $0.4 million.

     During the six months ended June 30, 2001, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $23,000, for proceeds of $0.2 million. For the six months ended June 30, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.5 million, for proceeds of $1.0 million.

6.   OPERATING SEGMENTS

     The Partnership operates or operated in four different segments: railcar leasing, trailer leasing, marine container leasing and aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                  Marine
                                          Railcar    Trailer    Container
     For the quarter ended June 30, 2001  Leasing    Leasing     Leasing   All Other(1)  Total
     -----------------------------------  -------    -------     -------   ---------     -----


     REVENUES
       Lease revenue                       $  265    $    370   $      1  $     (1)  $    635
       Interest income and other               --          --         --        10         10
       Gain on disposition of equipment        --           2         28        --         30
                                          ----------------------------------------------------
         Total revenues                       265         372         29         9        675

     COSTS AND EXPENSES
       Operations support                     162         223         --        15        400
       Depreciation                           149         132          2        --        283
       Management fees                         13          19         (1)       --         31
       General and administrative              26          97         --       103        226
     expenses
       Provision for (recovery of) bad         86           1         17        (1)       103
     debts
                                          ----------------------------------------------------
         Total costs and expenses             436         472         18       117      1,043
                                          ----------------------------------------------------
     Net income (loss)                     $ (171)   $   (100)  $     11  $   (108)  $   (368)
                                          ====================================================


     Total assets as of June 30, 2001      $  794    $  3,271   $     59  $    941   $  5,065
                                          ====================================================

     (1) Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

6.   OPERATING SEGMENTS (continued)
     ------------------

                                                                  Marine
                                          Railcar    Trailer    Container  Aircraft
     For the quarter ended June 30, 2000  Leasing    Leasing     Leasing   Leasing   All Other(1)   Total
     -----------------------------------  -------    -------     -------   -------   --------       -----


    REVENUES
       Lease revenue                       $   887   $    458   $     16  $     --   $     --  $  1,361
       Interest income and other                --         --         --        --         26        26
       Gain on disposition of equipment        508          2         13        --         --       523
                                          --------------------------------------------------------------
         Total revenues                      1,395        460         29        --         26     1,910

     Costs and expenses
       Operations support                      333        150          1        --          9       493
       Depreciation                            187        171         55        --         --       413
       Management fees                          43         22          1        --         --        66
       General and administrative               89         52          1         1         92       235
     expenses
       Provision for (recovery of) bad          26         (7)        --        --         --        19
     debts
                                          --------------------------------------------------------------
         Total costs and expenses              678        388         58         1        101     1,226
                                          --------------------------------------------------------------
     Equity in net loss of USPE                 --         --         --       (60)        --       (60)
                                          --------------------------------------------------------------
                                          --------------------------------------------------------------
     Net income (loss)                     $   717   $     72   $    (29 )$    (61)  $    (75) $    624
                                          ==============================================================


     Total assets as of June 30, 2000      $ 1,668   $  4,031   $    522  $     --   $  1,625  $  7,846
                                          ==============================================================

                                                                Marine
                                          Railcar    Trailer    Container  Aircraft
     For the six  months  ended June 30,  Leasing    Leasing     Leasing   Leasing    All Other(1)   Total
     ------------------------------------ -------    -------     -------   -------    --------       -----
     2001


     REVENUES
       Lease revenue                       $   616   $    770   $    (20) $     --   $     (1) $  1,365
       Interest income and other                --         --         --        --         40        40
       Gain (loss) on disposition of             3          2        196       (10)        --       191
     equipment
                                          --------------------------------------------------------------
         Total revenues                        619        772        176       (10)        39     1,596

     COSTS AND EXPENSES
       Operations support                      491        388         --        --         76       955
       Depreciation                            300        265         18        --         --       583
       Management fees                          25         38         (2)       --         --        61
       General and administrative               46        148          1         1        364       560
     expenses
       Provision for (recovery of) bad         118          9         17        --         (1)      143
     debts
                                          --------------------------------------------------------------
         Total costs and expenses              980        848         34         1        439     2,302
                                          --------------------------------------------------------------
     Net income (loss)                     $  (361   $    (76)  $    142  $    (11)  $   (400) $   (706)
                                          ==============================================================


     Total assets as of June 30, 2001      $   794   $  3,271   $     59  $     --   $    941  $  5,065
                                          ==============================================================




     (1) Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

6.       OPERATING SEGMENTS (continued)
         ---------------------------

                                                                 Marine
                                          Railcar    Trailer    Container  Aircraft
     For the six  months  ended June 30,  Leasing    Leasing     Leasing   Leasing    All Other()1   Total
     ------------------------------------ -------    -------     -------   -------    ---------      -----
     2000
     ----
     REVENUES
       Lease revenue                       $ 1,794   $    983   $     89  $     --   $     --     $  2,866
       Interest income and other                --         --         --        --         36           36
       Gain (loss) on disposition of           576         21        (95)       --         --          502
     equipment
                                          -----------------------------------------------------------------
         Total revenues                      2,370      1,004         (6)       --         36        3,404

     COSTS AND EXPENSES
       Operations support                      598        329          2        --         19          948
       Depreciation                            379        343        123        --         --          845
       Management fees                          88         50          5        --         --          143
       General and administrative              126        141          3         1        275          546
     expenses
       Provision for (recovery of) bad          29        (19)        --        --         --           10
     debts
                                          -----------------------------------------------------------------
         Total costs and expenses            1,220        844        133         1        294        2,492
                                          -----------------------------------------------------------------
     Equity in net income of USPE               --         --         --     1,304         --        1,304
                                          -----------------------------------------------------------------
     Net income (loss)                     $ 1,150   $    160   $   (139) $  1,303   $   (258)    $  2,216
                                          =================================================================


     Total assets as of June 30, 2000      $ 1,668   $  4,031   $    522  $     --   $  1,625     $  7,846
                                          =================================================================
     -------------------------------------

     (1) Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.


7.   NET INCOME (LOSS) PER WEIGHTED-AVERAGE DEPOSITARY UNIT

     Net income (loss) per weighted-average depositary unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and six months ended June 30, 2001 and 2000 was 7,381,165 and 7,381,805, respectively.

8.   LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     The Partnership is no longer permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The Partnership paid a special distribution of $0.8 million in the six months ended June 30, 2000. No special distributions were paid in the six months ended June 30, 2001. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset and, in some cases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH FUND II'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the second quarter of 2001 when compared to the same quarter of 2000. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 6 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                    For the Three Months
                                                       Ended June 30,
                                                   2001             2000
                                                 ---------------------------
Trailers                                         $   147          $    308
Railcars                                             103               554
Marine containers                                      1                15



Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the second quarter of 2001, compared to $0.5 million and $0.2 million, respectively, during the same quarter of 2000. The decrease in trailer contribution in the second quarter of 2001 was due to the disposition of trailers in 2000 and 2001.

Railcars: Railcar lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the second quarter of 2001, compared to $0.9 million and $0.3 million, respectively, during the same quarter of 2000. The decrease in railcar contribution in the second quarter of 2001 was due to the disposition of railcars in 2000 and 2001.

Marine containers: Marine container lease revenues were $1,000 and $15,000 during the second quarter of 2001 and 2000, respectively. The decrease in marine container contribution in the second quarter of 2001 was due to the disposition of marine containers in 2000 and 2001.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.6 million for the second quarter of 2001 decreased from $0.7 million for the same quarter in 2000. The primary reason for the decrease was a $0.1 million decrease in depreciation expense from 2000 levels due to asset sales in 2001 and 2000.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the second quarter of 2001 totaled $30,000, and resulted from the disposal or sale of marine containers and trailers, with an aggregate net book value of $4,000, for aggregate proceeds of $34,000. For the same quarter in 2000, net gain on disposition of equipment totaled $0.5 million, and resulted from the disposal or sale of marine containers, trailers, and railcars with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.8 million.

(D) Equity in Net Loss of an Unconsolidated Special-Purpose Entity (USPE)

Equity in the net loss of an unconsolidated special-purpose entity represents the Partnership's share of the net loss generated from the operation of a jointly-owned asset accounted for under the equity method.

As of June 30, 2001, the Partnership had no remaining interests in aircraft. Expenses related to USPE's were $0.1 million for the second quarter of 2000. The Partnership's remaining partially-owned aircraft was sold in the first quarter of 2000.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $0.4 million for the second quarter of 2001, compared to net income of $0.6 million during the second quarter of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 2001 is not necessarily indicative of future periods. In the second quarter of 2001, the Partnership distributed $0.2 million to the limited partners, or $0.03 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the six months ended June 30, 2001 when compared to the same period of 2000. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                       For the Six Months
                                                         Ended June 30,
                                                     2001             2000
                                                   ---------------------------
Trailers                                           $   382          $    654
Railcars                                               125             1,196
Marine containers                                      (20)               87


Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.4 million, respectively, for the six months ended June 30, 2001, compared to $1.0 million and $0.3 million, respectively, during the same quarter of 2000. The decrease in trailer contribution was due to the sale of 32% of the Partnership's trailers during 2000.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.5 million, respectively, for the six months ended June 30, 2001, compared to $1.8 million and $0.6 million, respectively, during the same quarter of 2000. The decrease in railcar contribution during the six months ended June 30, 2001 was due to the sale or disposition of railcars in 2000 and 2001.

Marine containers: Marine container lease revenues were ($20,000) and $0.1 million during the six months ended June 30, 2001 and 2000, respectively. The negative revenues in the second quarter of 2001 were caused by actual lease revenues in the first quarter of 2001 being $27,000 less than had been previously reported. Lease revenue decreased $0.1 million in the six months ended June 30, 2001 compared to the same period in 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.3 million for the six months ended June 30, 2001 decreased from $1.5 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.3 million decrease in depreciation expense from 2000 levels reflects the effect of asset dispositions in 2001 and 2000.

     (ii) A $0.1 million increase in bad debt expense from 2000 levels was due to increased accounts receivable of the Partnership being deemed uncollectible.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the six months ended June 30, 2001 totaled $0.2 million, and resulted from the disposal or sale of marine containers, trailers, and railcars, with an aggregate net book value of $23,000, for aggregate proceeds of $0.2 million. For the same period in 2000, net gain on disposition of equipment totaled $0.5 million, and resulted from the disposal or sale of marine containers, trailers, and railcars, with an aggregate net book value of $0.5 million, for aggregate proceeds of $1.0 million.

(D) Equity in Net Income of an Unconsolidated Special-Purpose Entity

Equity in the net income of an unconsolidated special-purpose entity represents the Partnership's share of the net income generated from the operation of a jointly-owned aircraft accounted for under the equity method.

As of June 30, 2001, the Partnership had no remaining interests in entities which owned aircraft. During the six months ended June 30, 2000, the gain from the sale of the Partnership's interest in the USPE of $1.5 million, which was sold in the first quarter of 2000, was offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $0.7 million for the six months ended June 30, 2001, compared to net income of $2.2 million during the six months ended June 30, 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2001 is not necessarily indicative of future periods. In the six months ended June 30, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.18 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2001, the Partnership used $0.5 million of undistributed cash from prior periods and sales proceeds to meet its operating obligations, and used undistributed available cash from prior periods as well as proceeds from equipment sales of approximately $1.4 million to make distributions (total of $1.4 million in the six months ended June 30, 2001) to the partners.

During the six months ended June 30, 2001, the Partnership sold or disposed of marine containers and railcars, with an aggregate net book value of $23,000, for proceeds of $0.2 million.

Accounts receivable decreased $0.2 million during the six months ended June 30, 2001 due to an increase in the allowance for doubtful accounts and the reduction in lease revenues.

Accounts payable and accrued expenses decreased $0.3 million during the six months ended June 30, 2001 due to a decrease in trade accounts payable resulting from the timing of payments of invoices to the vendors.

Lessee deposits and reserve for repairs decreased $0.1 million during the six months ended June 30, 2001 due to the decrease in reserves for repairs resulting from the sale of marine containers in 2001.

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

2. Railcar loadings in North America for the six months ending June 30, 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The unpredictability of some of these factors, or the occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment.

The Partnership intends to use cash flow from operations, proceeds from disposition of equipment, and cash currently held to satisfy its operating requirements, maintain working capital reserves, and pay cash distributions to the unitholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2001, 25% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                             PLM EQUIPMENT GROWTH FUND II
                                             By: PLM Financial Services, Inc.
                                                 General Partner




Date:  August 8, 2001                        By: /s/ Stephen M.. Bess
                                                ----------------------
                                                Stephen M. Bess
                                                President and
                                                Current Chief Accounting Officer