Form 10-Q
period 2001-09-30
PLM EQUIPMENT GROWTH FUND II
filed 2001-11-09
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2001

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

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)


                                                                              September 30,        December 31,
                                                                                   2001                2000
                                                                             -------------------------------------
ASSETS

Equipment held for operating lease, at cost                                   $     23,296        $     24,727
Less accumulated depreciation                                                      (19,960)            (20,483)
                                                                             -------------------------------------
  Net equipment                                                                      3,336               4,244

Cash and cash equivalents                                                            1,168               2,538
Accounts receivable, less allowance for doubtful accounts
    of $210 in 2001 and $57 in 2000                                                    476                 718
Prepaid expenses                                                                        22                  35
                                                                             -------------------------------------

    Total assets                                                              $      5,002        $      7,535
                                                                             =====================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                         $        253        $        482
Due to affiliates                                                                       34                  52
Lessee deposits and reserve for repairs                                                212                 449
                                                                             -------------------------------------
  Total liabilities                                                                    499                 983
                                                                             -------------------------------------

Partners' capital:
Limited partners (7,381,475 depositary units
      as of September 30, 2001 and December 31, 2000)                                4,503               6,552
General Partner                                                                         --                  --
                                                                             -------------------------------------
  Total partners' capital                                                            4,503               6,552
                                                                             -------------------------------------

      Total liabilities and partners' capital                                 $      5,002        $      7,535
                                                                             =====================================





















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)
                                   (UNAUDITED)

                                                    For the Three Months                 For the Nine Months
                                                    Ended September 30,                  Ended September 30,
                                                    2001           2000                 2001            2000
                                                  ---------------------------------------------------------------
REVENUES

Lease revenue                                    $    656      $   1,290           $   2,021       $     4,156
 Interest and other income                               9             24                  50                60
 Net gain on disposition of equipment                  153            276                 343               778
                                                  ---------------------------------------------------------------
     Total revenues                                    818          1,590               2,414             4,994
                                                  ---------------------------------------------------------------

 EXPENSES

 Depreciation                                          284            391                 867             1,236
 Repairs and maintenance                               266            359               1,081             1,217
 Equipment operating expenses                           30             30                  91                90
 Insurance expense                                      17             15                  97                45
 Management fees to affiliate                           32             65                  93               208
 General and administrative expenses
       to affiliates                                    23             59                 158               178
 Other general and administrative expenses             136            182                 560               609
 Provision for (recovery of) bad debts                  10            (19)                153                (9)
                                                  ---------------------------------------------------------------
     Total expenses                                    798          1,082               3,100             3,574
                                                  ---------------------------------------------------------------

 Equity in net income of an
       unconsolidated special-purpose entity            --             --                  --             1,304
                                                  ---------------------------------------------------------------

 Net income (loss)                                $     20      $     508           $    (686)      $     2,724
                                                  ===============================================================

 PARTNERS' SHARE OF NET INCOME (LOSS):

 Limited partners                                 $     20      $     452           $    (754)      $     2,515
 General Partner                                        --             56                  68               209
                                                  ---------------------------------------------------------------

 Total                                            $     20      $     508           $    (686)      $     2,724
                                                  ===============================================================

 Limited partners' net income (loss) per
       weighted-average depositary unit           $     --      $    0.06           $   (0.10)      $      0.34
                                                  ===============================================================

 Cash distributions                               $     --      $   1,130           $   1,363       $     3,403
 Special cash distributions                             --             --                  --               777
                                                  ---------------------------------------------------------------
 Total cash distributions                         $     --      $   1,130           $   1,363       $     4,180
                                                  ===============================================================

 Per weighted-average depositary unit:
 Cash distributions                               $     --      $    0.15           $    0.18       $      0.44
 Special cash distributions                             --             --                  --              0.10
                                                  ---------------------------------------------------------------
 Total cash distributions                         $     --      $    0.15           $    0.18       $      0.54
                                                  ===============================================================







       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                  CONDENSED STATEMENTS OF CHANGES IN PARTNERS'
       CAPITAL For the period from December 31, 1999 to September 30, 2001
                            (in thousands of dollars)
                                   (unaudited)


                                                                 Limited            General
                                                                 Partners           Partner             Total
                                                               ---------------------------------------------------

  Partners' capital as of December 31, 1999                    $    7,656          $      --         $    7,656

Net income                                                          3,942                265              4,207

Cash distribution                                                  (4,308)              (226)            (4,534)

Special cash distribution                                            (738)               (39)              (777)
                                                               ---------------------------------------------------

  Partners' capital as of December 31, 2000                         6,552                 --              6,552

Net income (loss)                                                    (754)                68               (686)

Cash distribution                                                  (1,295)               (68)            (1,363)
                                                               ---------------------------------------------------

  Partners' capital as of September 30, 2001                   $    4,503          $      --         $    4,503
                                                               ===================================================


































       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                                      2001                 2000
                                                                                  ----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                 $     (686)          $     2,724
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation                                                                           867                 1,236
  Net gain on disposition of equipment                                                  (343)                 (778)
  Equity in net income of an unconsolidated special-purpose
     entity                                                                               --                (1,304)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                             252                   230
    Prepaid expenses                                                                      13                    46
    Accounts payable and accrued expenses                                               (229)                 (157)
    Due to affiliates                                                                    (18)                  (11)
    Lessee deposits and reserve for repairs                                             (237)                  (85)
                                                                                  ----------------------------------
      Net cash (used in) provided by operating activities                               (381)                1,901
                                                                                  ----------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of equipment                                                   374                 1,398
Liquidation distributions from an unconsolidated special-purpose entity                   --                 1,824
Additional investments in an unconsolidated special-purpose entity                        --                  (152)
                                                                                  ----------------------------------
      Net cash provided by investing activities                                          374                 3,070
                                                                                  ----------------------------------

FINANCING ACTIVITIES
Cash distribution paid to limited partners                                            (1,295)               (3,233)
Cash distribution paid to General Partner                                                (68)                 (170)
Special cash distribution paid to limited partners                                        --                  (738)
Special cash distribution paid to General Partner                                         --                   (39)
                                                                                  ----------------------------------
      Net cash used in financing activities                                           (1,363)               (4,180)
                                                                                  ----------------------------------

Net (decrease) increase in cash and cash equivalents                                  (1,370)                  791
Cash and cash equivalents at beginning of period                                       2,538                   894
                                                                                  ----------------------------------

Cash and cash equivalents at end of period                                        $    1,168           $     1,685
                                                                                  ==================================














       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the condensed financial position of PLM Equipment Growth Fund II (the Partnership) as of September 30, 2001 and December 31, 2000, the condensed statements of operations for the three and nine months ended September 30, 2001 and 2000, the condensed statements of changes in partners' capital for the period from December 31, 1999 to September 30, 2001, and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3. RECLASSIFICATION

Certain amounts on the 2000 financial statements have been reclassified to conform to the 2001 presentation.

4. CASH DISTRIBUTION

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 2001 and 2000, cash distributions totaled $-0- and $1.1 million, respectively. For the nine months ended September 30, 2001 and 2000, cash distributions totaled $1.4 million and $3.4 million, respectively. In addition, a $0.8 million special distribution was paid to the partners during the nine months ended September 30, 2000, from the proceeds realized on the sale of equipment in 2000 and 1999. No special distributions were paid in the three and nine months ended September 30, 2001. Cash distributions to the limited partners of $1.3 million and $1.5 million for the nine months ended September 30, 2001 and 2000, respectively, were deemed to be a return of capital.

5. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2001 and December 31, 2000 totaled $34,000 and $52,000, respectively, and are due to FSI and its affiliate for management fees.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

6. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                              September 30,        December 31,
                                                  2001                 2000
                                            --------------------------------------
Railcars                                       $   12,633          $    12,712
Trailers                                            9,466                9,510
Marine containers                                   1,197                2,505
                                             -------------------------------------
                                                   23,296               24,727
Less accumulated depreciation                     (19,960)             (20,483)
                                             -------------------------------------
      Net equipment                            $    3,336          $     4,244
                                             =====================================

As of September 30, 2001, all equipment was on lease, except for 326 railcars and 2 marine containers with an aggregate net book value of $0.3 million. As of December 31, 2000, all equipment was on lease, except for 203 railcars and 106 marine containers with an aggregate net book value of $0.4 million.

During the nine months ended September 30, 2001, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $41,000, for proceeds of $0.4 million. For the nine months ended September 30, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.6 million, for proceeds of $1.4 million.

7. OPERATING SEGMENTS

The Partnership operates or operated in four different segments: railcar leasing, trailer leasing, marine container leasing and aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine
     For the three months ended            Railcar   Trailer    Container
         September 30, 2001                Leasing   Leasing     Leasing   Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  ----------

     REVENUES
       Lease revenue                       $    244  $    414   $     (2) $     --   $    656
       Interest income and other                 --        --         --         9          9
       Gain on disposition of equipment           7        14        132        --        153
                                           ------------------------------------------------------
         Total revenues                         251       428        130         9        818

     COSTS AND EXPENSES
       Operations support                        99       198         --        16        313
       Depreciation                             150       133          1        --        284
       Management fees to affiliate              11        21         --        --         32
       General and administrative expenses       24        75         --        60        159
       Provision for (recovery of) bad           19        --         (9)       --         10
     debts
                                           ------------------------------------------------------
         Total costs and expenses               303       427         (8)       76        798
                                           ------------------------------------------------------
     Net income (loss)                     $    (52) $      1   $    138  $    (67)  $     20
                                           ======================================================

     Total assets as of September 30, 2001 $    617  $  3,177   $     18  $  1,190   $  5,002
                                           ======================================================


(1) Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine
     For the three months ended            Railcar   Trailer    Container
         September 30, 2000                Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  ----------


     REVENUES
       Lease revenue                       $    799  $    502   $    (11) $     --   $  1,290
       Interest income and other                 --        --         --        24         24
       Gain (loss) on disposition of             40       278        (42)       --        276
     equipment
                                           ------------------------------------------------------
         Total revenues                         839       780        (53)       24      1,590

     COSTS AND EXPENSES
       Operations support                       183       210          1        10        404
       Depreciation                             178       165         48        --        391
       Management fees to affiliate              42        24         (1)       --         65
       General and administrative expenses       33        99          1       108        241
       Provision for (recovery of) bad          (21 )       2         --        --        (19 )
     debts
                                           ------------------------------------------------------
         Total costs and expenses               415       500         49       118      1,082
                                           ------------------------------------------------------
     Net income (loss)                     $    424  $    280   $   (102) $    (94)  $    508
                                           ======================================================

     Total assets as of September 30, 2000 $  1,500  $  3,756   $    207  $  1,686   $  7,149
                                           ======================================================


                                                                 Marine
     For the nine months ended             Railcar   Trailer    Container  Aircraft
         September 30, 2001                Leasing   Leasing    Leasing   Leasing     Other(1)   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- -----------

     REVENUES
       Lease revenue                       $    860  $  1,184   $    (23) $     --   $     --  $  2,021
       Interest income and other                 --        --         --        --         50        50
       Gain (loss) on disposition of             10        15        328       (10)        --       343
     equipment
                                           -----------------------------------------------------------------
         Total revenues                         870     1,199        305       (10)        50     2,414

     COSTS AND EXPENSES
       Operations support                       590       586         --        --         93     1,269
       Depreciation                             450       398         19        --         --       867
       Management fees to affiliate              36        59         (2)       --         --        93
       General and administrative expenses       70       223          1        --        424       718
       Provision for bad debts                  136         9          8        --         --       153
                                           -----------------------------------------------------------------
         Total costs and expenses             1,282     1,275         26        --        517     3,100
                                           -----------------------------------------------------------------
     Net income (loss)                     $   (412 )$    (76 ) $    279       (10)  $   (467) $   (686)
                                           =================================================================

     Total assets as of September 30, 2001 $    617  $  3,177   $     18        --   $  1,190  $  5,002
                                           =================================================================



1 Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.







                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OPERATING SEGMENTS (continued)

                                                                 Marine
     For the nine months ended             Railcar   Trailer    Container  Aircraft
         September 30, 2000                Leasing   Leasing    Leasing   Leasing     Other(1)   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- -----------



     REVENUES
       Lease revenue                       $  2,593  $  1,486   $     77  $     --   $     --  $  4,156
       Interest income and other                 --        --         --        --         60        60
       Gain (loss) on disposition of            615       300       (137)       --         --       778
     equipment
                                           -----------------------------------------------------------------
         Total revenues                       3,208     1,786        (60)       --         60     4,994

     COSTS AND EXPENSES
       Operations support                       781       540          3        --         28     1,352
       Depreciation                             557       508        171        --         --     1,236
       Management fees to affiliate             130        74          4        --         --       208
       General and administrative expenses      159       240          4         2        382       787
       Provision for (recovery of) bad            8       (17)        --        --         --        (9)
     debts
                                           -----------------------------------------------------------------
         Total costs and expenses             1,635     1,345        182         2        410     3,574
                                           -----------------------------------------------------------------
     Equity in net income of USPE                --        --         --     1,304         --     1,304
                                           -----------------------------------------------------------------
     Net income (loss)                     $  1,573  $    441   $   (242)    1,302   $   (350) $  2,724
                                           =================================================================

     Total assets as of September 30, 2000 $  1,500  $  3,756   $    207        --   $  1,686  $  7,149
                                           =================================================================

1 Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

8. NET INCOME (LOSS) PER WEIGHTED-AVERAGE DEPOSITARY UNIT

Net income (loss) per weighted-average depositary unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and nine months ended September 30, 2001 and 2000 was 7,381,475.

9. LIQUIDATION AND SPECIAL DISTRIBUTIONS

On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses and subject to the Partnership's working capital requirement, will continue to be distributed from time to time. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

The Partnership is no longer permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The Partnership paid a special distribution of $0.8 million in the nine months ended September 30, 2000. No special distributions were paid in the nine months ended September 30, 2001. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset and, in some cases, the ability of the lessee to exercise purchase options.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. CONTINGENCIES

The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The
Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

During 2001, the General Partner has decided to minimize its collection efforts from the India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has a limited ability to pay.















                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH FUND II'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 2001 compared to the same quarter of 2000. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                          For the Three Months
                                                          Ended September 30,
                                                        2001              2000
                                                      ----------------------------
Trailers                                              $   216          $    292
Railcars                                                  145               616
Marine containers                                          (2)              (12)

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the third quarter of 2001, compared to $0.5 million and $0.2 million, respectively, during the same quarter of 2000. The decrease in trailer contribution in the third quarter of 2001 was primarily due to the disposition of trailers in 2000 and 2001.

Railcars: Railcar lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the third quarter of 2001, compared to $0.8 million and $0.2 million, respectively, during the same quarter of 2000. The decrease in railcar contribution in the third quarter of 2001 was primarily due to the disposition of railcars in 2000 and 2001.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.5 million for the third quarter of 2001 decreased from $0.7 million for the same quarter in 2000. Significant variances are explained as follows:

     (i) A $0.1 million decrease in depreciation expense from 2000 levels was caused by equipment dispositions during 2001 and 2000.

     (ii) A $0.1 million decrease in administrative expenses during the third quarter 2001 compared to the same period of 2000 was primarily due to a decrease in professional services required by the Partnership.

     (iii) A $33,000 decrease in management fees was due to lower lease revenues earned during the third quarter of 2001 compared to the same period of 2000.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the third quarter of 2001 totaled $0.2 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $19,000, for proceeds of $0.2 million. For the same quarter in 2000, net gain on disposition of equipment totaled $0.3 million, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.4 million.

(D) Net Income

As a result of the foregoing, the Partnership's net income was $20,000 for the third quarter of 2001, compared to net income of $0.5 million during the third quarter of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 2001 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2001 compared to the same period of 2000. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                          For the Nine Months
                                                          Ended September 30,
                                                        2001              2000
                                                      ----------------------------
Trailers                                              $   598          $    946
Railcars                                                  270             1,812
Marine containers                                         (23)               74

Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.6 million, respectively, for the nine months ended September 30, 2001, compared to $1.5 million and $0.5 million, respectively, during the same quarter of 2000. The decrease in trailer contribution was due to the sale of 32% of the Partnership's trailers during 2000.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.6 million, respectively, for the nine months ended September 30, 2001, compared to $2.6 million and $0.8 million, respectively, during the same quarter of 2000. The decrease in railcar contribution during the nine months ended September 30, 2001 was due to the disposition of railcars during 2000 and 2001.

Marine containers: Marine container lease revenues were $(23,000) and $0.1 million during the nine months ended September 30, 2001 and 2000, respectively. The decrease in marine container contribution in the nine months ended September 30, 2001 was due to the disposition of marine containers in 2000 and 2001. The negative lease revenues during the nine months ended September 30, 2001 was caused by actual lease revenues in 2000 being less than had been previously reported.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.8 million for the nine months ended September 30, 2001 decreased from $2.2 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation expense from 2000 levels reflects the effect of equipment dispositions during 2001 and 2000.

     (ii) A $0.1 million decrease in management fees was due to lower lease revenues earned during the nine months ended September 30, 2001 compared to the same period of 2000.

     (iii) A $0.1 million decrease in administrative expenses during the nine months ended September 30, 2001 was primarily due to a decrease in professional services required by the Partnership.

     (iv) A $0.2 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to the same period of 2000.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the nine months ended September 30, 2001 totaled $0.3 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $41,000, for proceeds of $0.4 million. For the same period in 2000, net gain on disposition of equipment totaled $0.8 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $0.6 million, for proceeds of $1.4 million.

(D) Equity in Net Income of an Unconsolidated Special-Purpose Entity

Equity in net income of an USPE represents the Partnership's share of the net income generated from the operation of a jointly-owned aircraft accounted for under the equity method.

As of September 30, 2001, the Partnership had no remaining interests in USPEs. During the nine months ended September 30, 2000, net income of $1.3 million resulted from the gain on sale of the Partnership's interest in the USPE of $1.5 million, partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $0.7 million for the nine months ended September 30, 2001, compared to net income of $2.7 million during the same period of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 2001 is not necessarily indicative of future periods. In the nine months ended September 30, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.18 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2001, the Partnership used $0.4 million of undistributed cash from prior periods and equipment sales proceeds to meet its operating obligations, and used undistributed cash from prior periods as well as proceeds from equipment sales proceeds of approximately $1.4 million to pay cash distributions (total of $1.4 million in the nine months ended September 30, 2001) to the partners.

During the nine months ended September 30, 2001, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $41,000, for proceeds of $0.4 million.

Accounts receivable decreased $0.2 million during the nine months ended September 30, 2001 due to an increase in the allowance for doubtful accounts of $0.2 million and the timing of cash receipts of $0.1 million.

Accounts payable and accrued expenses decreased $0.2 million during the nine months ended September 30, 2001 due to a decrease in trade accounts payable resulting from the timing of payments of invoices to the vendors.

Lessee deposits and reserve for repairs decreased $0.2 million during the nine months ended September 30, 2001 due to the decrease in reserves for repairs resulting from the sale of marine containers in 2001.

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

2. Railcar loadings in North America for the nine months ending September 30, 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The General Partner believes that due to the current state of the economy, liquidating Partnership equipment at this time is not in the best interest of the partners. The General Partner will continue to monitor the economic conditions to determine the best time to liquidate the Partnership's equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2001, 11% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

                          PART II -- OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  None.

              (b) Reports on Form 8-K

                  Report dated September 5, 2001 announcing the engagement of Deloitte & Touche LLP as the Partnership's auditors and the dismissal of KPMG, LLP.

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


                                           PLM EQUIPMENT GROWTH FUND II
                                           By: PLM Financial Services, Inc.
                                               General Partner




Date:  November 8, 2001                    By: /s/ Stephen M.  Bess
                                               ---------------------------------
                                               Stephen M. Bess
                                               President and
                                               Current Chief Accounting Officer