Form 10-K
period 2001-12-31
PLM EQUIPMENT GROWTH FUND II
filed 2002-03-26
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission file number 1-10553
                             -----------------------

                          PLM EQUIPMENT GROWTH FUND II
             (Exact name of registrant as specified in its charter)

                     California                             94-3041013
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)               Identification No.)

                120 Montgomery Street
            Suite 1350, San Francisco, CA                      94104
      (Address of principal executive offices)              (Zip code)

        Registrant's telephone number, including area code (415) 445-3201
                             -----------------------

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

Aggregate market value of voting stock:  N/A

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:


            Class                                  Outstanding at March 25, 2002
            -----                                  -----------------------------
   Limited partnership depositary units:                     7,381,165
   General Partnership units:                                      1

An index of exhibits filed with this Form 10-K is located at page 18. Total number of pages in this report: 45

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

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or, unless the Partnership is terminated earlier, upon sale of all Partnership property or by certain other events;

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

     (4) to preserve and protect the value of the portfolio through quality management, maintaining the portfolio's diversity and constantly monitoring equipment markets;

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

As of December 31, 2001, there were 7,381,165 depositary units outstanding.

On January 1, 1999, the Partnership entered its liquidation phase and in accordance with the limited partnership agreement, the General Partner has commenced an orderly liquidation of the Partnership's assets. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the cost of equipment in the Partnership's portfolio, as of December 31, 2001 (in thousands of dollars):

                                     TABLE 1

 Units                    Type                                       Manufacturer                           Cost
----------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

    185      Box railcars                                         Various                                $     3,525
    118      Mill gondolas railcars                               Various                                      3,340
    112      Pressurized tank railcars                            Various                                      3,131
     26      Covered hopper railcars                              ACF Industries                                 408
     15      Nonpressurized tank railcars                         Various                                        301
    612      Dry piggyback trailers                               Various                                      9,404
     45      Refrigerated marine containers                       Various                                      1,010
                                                                                                         --------------

                Total owned equipment held for operating lease                                           $    21,119 (1)
                                                                                                         ==============

(1) Includes equipment  purchased with the proceeds from capital  contributions, undistributed cash flow from operations,  and Partnership  borrowings.  Includes
costs   capitalized   subsequent  to  the  date  of  acquisition  and  equipment acquisition  fees paid to PLM  Transportation  Equipment  Corporation  (TEC),  a
wholly owned  subsidiary of FSI. All equipment was used equipment at the time of purchase.


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

The lessees of the equipment include Cronos, Elgin, Joliet & Eastern Railway and Kankakee, Beaverville & Southern Railroad (KBS).

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

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

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX, General Electric Railcar Services Corporation, and other investment programs that lease the same types of equipment.

(D) Demand

The Partnership currently operates in three primary operating segments: railcar leasing, trailer leasing and marine container leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership equipment is used to transport materials and commodities rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Railcars

(a) Box Railcars

Boxcars are primarily used to transport paper and paper products. Carloadings of forest products in North America decreased over 2% in 2001, compared to 2000 volumes. During 2001 the lessee returned the Partnership's boxcars, which remained off lease at year-end. These cars have a smaller load capacity than those currently in demand for paper service. Depending upon the market for these cars over the coming months, they will either be offered for sale or re-lease.

(b) Mill Gondolas Railcars

Mill gondola railcars are typically used to transport scrap steel for recycling from steel processors to small steel mills called minimills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Within the United States, carloadings for the commodity group that includes scrap steel decreased over 12% in 2001, compared to 2000 volumes.

(c) Pressurized Tank Railcars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The US markets for natural gas are industrial applications, residential use, electrical generation, commercial applications, and transportation. Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 5% in 2001 compared to 2000. Even with this decrease in industry-wide demand, the utilization of this type of railcar within the Partnership continued to be in the 98% range through 2001.






(d) Covered Hopper (Grain) Railcars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2001; carloadings were down 2% when compared to 2000 volumes. The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income. Other factors contributing to the softness in demand for covered hopper cars are the large number of new cars built during the last few years and the more efficient utilization of covered hoppers by the railroads.

(e) General Purpose (Nonpressurized) Tank Railcars

These railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2001 carloadings of the commodity group that includes chemicals and petroleum products fell over 5% from 2000 levels. Utilization of the Partnership's nonpressurized tank cars decreased from 90% at the beginning of 2001 to 85% at year-end.

(2) Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past five years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower freight rates on domestic containers compared to trailer rates. During 2001, demand for intermodal trailers was much more volatile than historic norms. Unusually low demand occurred over the second half of the year due to a rapidly slowing economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, which occurred over the latter half of 2001, shipments for the year, within the intermodal trailer market, declined approximately 10%, compared to the prior year. Average utilization of the entire US intermodal fleet rose from 73% in 1998 to 77% in 1999, and then declined to 75% in 2000 and further declined to a record low of 63% in 2001.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership's intermodal trailers during 2001. Even with these efforts, average utilization of the Partnership's intermodal trailers for the year 2001 dropped 8% to approximately 73%, still 10% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Overall, intermodal trailer shipments are forecast to decline by 10% to 15% in 2002, compared to 2001, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 25,000 units in surplus for 2002. Maintenance costs have increased approximately 10% from 2000 due to improper repair methods performed by the railroads' vendors and billed to owners. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will continue to be undertaken to reduce maintenance costs and cartage costs.

(3) Marine Containers

The Partnership's fleet of both standard dry and specialized containers is in excess of 12 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has softened somewhat in the last year primarily due to the worldwide recession. In addition to this overall softness in residual values, the Partnership has continued to experience reduced residual values on the sale of refrigerated containers, due primarily to technological obsolescence associated with this equipment's refrigeration machinery.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modifications of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

(1) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers.

(2) The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is$3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars. This does not include any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 128 of this type of railcars. As of December 31, 2001, 12 have been inspected and no significant defects have been discovered.

As of December 31, 2001, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased. As of December 31, 2001, the Partnership owned a portfolio of transportation and related equipment as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $150.0 million, proceeds from debt financing of $35.0 million and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 120 Montgomery Street, Suite 1350, San Francisco, California 94104. All office facilities are provided by FSI without reimbursement by the Partnership.

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



During 2001, the General Partner decided to minimize its collection efforts from the India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

ITEM   4.   SUBMISSION   OF   MATTERS   TO   A   VOTE   OF   SECURITY    HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2001.


                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to a 5% interest in the profits, losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Partnership are owned, as of December 31, 2001, by the 6,062 unit holders of units in the Partnership.

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

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a United States citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.














                      (the space intentionally left blank)

ITEM 6. SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
   (In thousands of dollars, except weighted-average depositary unit amounts)

                                                2001          2000         1999           1998           1997
                                             --------------------------------------------------------------------

Operating results:
  Total revenues                             $   3,823     $   7,878    $   6,367      $  13,567     $   12,748
  Net gain on disposition of equipment             929         2,448          328          5,990          1,922
  Equity in net income (loss) of
    unconsolidated special-purpose
    entities                                        --         1,304         (448)        (1,484)          (519)
  Net income                                        42         4,207          934          6,031          2,695

At year-end:
  Total assets                               $   5,533     $   7,535    $   8,858      $  12,474     $   18,631
  Total liabilities                                302           983        1,202          1,207          4,906
  Notes payable                                     --            --           --             --          2,500

Cash distribution                            $   1,363     $   4,534    $   4,545      $   4,604     $    6,216
Special distribution                         $      --     $     777    $      --      $   3,885     $       --

Total cash distribution                      $   1,363     $   5,311    $   4,545      $   8,489     $    6,216

Cash distribution representing a
    return of capital to the limited
    partners                                 $   1,295     $   1,104    $   3,611      $   2,458     $    3,709

Per weighted-average depositary unit:

Net income (loss)                            $   (0.00)(1) $    0.53 (1)$    0.10 (1)  $    0.76 (1) $     0.30 (1)

Cash distribution                            $    0.18     $    0.58    $    0.58      $    0.59     $     0.80
Special distribution                         $      --     $    0.10    $      --      $    0.50     $       --

Total cash distribution                      $    0.18     $    0.68    $    0.58      $    1.09     $     0.80

Cash distribution representing a
    return of capital to the limited
    partners                                 $    0.18     $    0.15    $    0.49      $    0.33     $     0.50

(1) After a  reduction  of income of $0.1  million  ($0.01 per  weighted-average depositary  unit) in 2001 and  2000,  representing  special  allocations  to the
General  Partner.  After a  reduction  of  income  of $0.2  million  ($0.02  per weighted-average  depositary unit) in 1999,  representing special allocations to the General  Partner.  After reductions in net income of $0.1 million ($0.02 per
weighted-average   depositary  unit)  in  1998,  and  $0.4  million  ($0.05  per weighted-average  depositary unit) in 1997 representing  special  allocations to the General Partner.

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

(B) Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2001 across its railcar, trailer, and marine container portfolios.

     (a) Railcars: The relatively short duration of most leases exposes the railcars to considerable re-leasing activity. As of December 31, 2001, the Partnership had 223 railcars off-lease. Additional railcar leases will expire in 2002. The Partnership's railcar lease revenue declined approximately $2.2 million from 2000 to 2001 due to the sale and disposition of railcars during 2000 and 2001.

     (b) Trailers: The Partnership's trailer portfolio operates with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. The Partnership's lease revenue decreased approximately $0.3 million from 2000 to 2001 primarily due to the sale and disposition of trailers during 2000 and 2001.

     (c) Marine containers: The Partnership's remaining marine container portfolio operates in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. As of December 31, 2001, the Partnership had 7 marine containers off-lease that are being marketed for sale. The Partnership's marine container contributions declined approximately $0.1 million from 2000 to 2001 primarily due to the disposition of marine containers in 2000 and 2001.

(2) Equipment Liquidations

Liquidation of Partnership equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. During the year ended December 31, 2001, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million, for proceeds of $0.7 million. Included in the gain on sale calculation were unused repair reserves of $0.3 million.

(3) Equipment Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," (SFAS No. 121) the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the equipment carrying values were required for the years ended December 31, 2001, 2000, or 1999.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

(C) Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the original partners are permitted under the terms of the limited partnership agreement. As of December 31, 2001, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

For the year ended December 31, 2001, the Partnership generated $0.1 million in cash from its operating activities, and also used undistributed available cash from prior periods and asset sale proceeds to make distributions (total in 2001 of $1.4 million) to the partners.

During the year ended December 31, 2001, the Partnership sold or disposed of marine containers, trailers, nd railcars, with an aggregate net book value of $0.1 million, for proceeds of $0.7 million. Included in the gain on sale calculation are unused repair reserves of $0.3 million.

Accounts receivable decreased $0.1 million during the year ended December 31, 2001 due to the decrease in lease revenue caused by the reduction in the size of the equipment portfolio.

Accounts payable decreased $0.1 million during the year ended December 31, 2001 due to the decrease in payments to vendors resulting from by the reduction in the size of the equipment portfolio.

The Partnership's reserve for repairs and lessee deposits decreased by $0.4 million during the year ended December 31, 2001. A $0.3 million decrease resulted from containers being sold and the unused portion of the reserves for repairs for those marine containers being included in the gain on sale from these marine containers. A $0.2 million decrease resulted from the determination that future repairs to marine container portfolio would not be made which resulted in the Partnership taking the remaining reserve into income.

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

(D) Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including intangibles, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record a loss on revaluation. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment, investments in unconsolidated special purpose entities and intangible assets to determine if the carrying value of the asset may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner's expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E) Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000.

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001 compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                  For the Years
                               Ended December 31,
                                                    2001              2000
                                                 ----------------------------

        Trailers                                 $   785          $  1,217
        Railcars                                     401             1,983
        Marine containers                            (25)               75

Trailers: Trailer lease revenues and direct expenses were $1.6 million and $0.8 million, respectively, for the year ended December 31, 2001, compared to $1.9 million and $0.7 million, respectively, during the same period of 2000. The decrease in trailer contribution was due to the sale of 32% of the Partnership's trailers during 2000.

Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.7 million, respectively, for the year ended December 31, 2001, compared to $3.3 million and $1.3 million, respectively, during the same period of 2000. The decrease in railcar contribution during the year ended December 31, 2001 was due to the disposition of railcars during 2000 and 2001.

Marine containers: Marine container lease revenues were ($24,000) and $0.1 million during the years ended December 31, 2001 and 2000, respectively. The decrease in marine container contribution in the year ended December 31, 2001 was due to the disposition of marine containers in 2000 and 2001. The negative lease revenues during the year ended December 31, 2001 was caused by actual lease revenues in 2000 being less than had been previously reported. The Partnership receives its actual amount of marine container lease revenues managed in equipment pools approximately 90 days following the end of each quarter. Estimates are made for each quarter's lease revenues that are trued up to the actual results in the following quarter.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.2 million for the year ended December 31, 2001 decreased from $2.9 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation expense from 2000 levels reflects the effect of equipment dispositions during 2001 and 2000.

     (ii) A $0.2 million decrease in general and administrative expenses was due to the reduction in the size of the Partnership's equipment portfolio.

     (iii) A $0.1 million decrease in management fees was due to lower lease revenues earned during the year ended December 31, 2001 compared to the same period of 2000.

     (iv) A $0.1 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to the same period of 2000.

(c) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the year ended December 31, 2001 totaled $0.9 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.7 million. Included in the gain on sale are unused repair reserves of $0.3 million. Net gain on disposition of equipment for the year ended December 31, 2000 totaled $2.4 million, which resulted from the disposal of marine containers, trailers, and railcars, with an aggregate net book value of $0.8 million, for proceeds of $3.3 million.





(d) Equity in Net Income of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net income of an unconsolidated special-purpose entity represents the Partnership's share of the net income generated from the operation of jointly owned assets accounted for under the equity method (see Note 4 to the financial statements). This entity was a single purpose entity that did not have any debt.

As of December 31, 2001 and 2000, the Partnership had no interests in USPEs. During the year ended December 31, 2000, net income of $1.3 million resulted from the gain on sale of the Partnership's interest in the USPE of $1.4 million, partially offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million.

(e) Net Income

As a result of the foregoing, the Partnership's net income was $42,000 for the year ended December 31, 2001, compared to net income of $4.2 million during 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.18 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999.

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating expense and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Years Ended
                                                             December 31,
                                                        2000             1999
                                                      --------------------------
        Railcars                                      $  1,983         $  2,571
        Trailers                                         1,217            1,540
        Marine containers                                   75              160

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

Marine containers: Marine container lease revenues were $0.1 and $0.2 million for 2000 and 1999, respectively. The decrease in marine container contribution was primarily due to a group of marine containers that were off lease during 2000 that were on lease in 1999.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.9 million for the year ended December 31, 2000 decreased from $3.3 million for the same period of 1999. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation expense from 1999 levels reflects the effect of asset sales in 2000 and 1999.

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

(d) Equity in Net Income (Loss) of an USPE

Equity in net income (loss) of an unconsolidated special-purpose entity represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see
Note 4 to the financial statements). This entity was a single purpose that did not have any debt.

The Partnership's remaining 50% interest in an entity that owned a commercial aircraft was off lease during 1999 and was sold in March 2000 for a gain $1.4 million. The Partnership's USPE had no revenues and expenses were $0.1 million in 2000: in 1999 revenues and expenses were $0.1 million and $0.5 million, respectively.

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

(F) Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in US dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to
Note 6 to the financial statements for information on the revenues, net income, and net book value of equipment in various geographic regions.

Revenues and net operating income (loss) by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to significantly change in the future as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location, or sell the assets.

The Partnership's owned equipment on lease to US-domiciled lessees consists of trailers and railcars. During 2001, lease revenues generated by owned equipment in the United States accounted for 77% of the lease revenues generated by wholly and jointly owned equipment, while generating net operating income of $0.4 million.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 2001, lease revenues generated by owned equipment in Canada accounted for 24% of the lease revenues generated by the wholly and jointly owned equipment, while generating a net loss of $0.4 million

In 2001, marine containers, which were leased in various regions throughout the year, accounted for (1%) of the lease revenues from equipment in 2001. This equipment generated net income of $0.5 million in 2001. The Partnership sold marine containers in 2001 for a gain of $0.4 million. Additionally, repair reserves for marine containers of $0.2 million were taken into income in 2001.

(G) Inflation

Inflation had no significant impact on the Partnership's operations during 2001, 2000, or 1999.

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

Liquidation of the Partnership's equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2002 include:


     1. The Partnership's fleet of marine containers is in excess of twelve years of age and is no longer suitable for use in international commerce either due to its specific physical condition, or lessee's preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

     2. Railcar loadings in North America have weakened over the past year. During 2001, utilization and lease rates decreased. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

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

Several other factors may affect the Partnership's operating performance in 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The other factors affecting the Partnership's contribution in 2002 and beyond include:

(1) Repricing Risk

Certain of the Partnership's trailers, railcars, and marine containers will be remarketed in 2002 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership's assets. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2) Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the US and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment.

The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 128 of this type of railcars. As of December 31, 2001, 12 have been inspected and no significant defects have been discovered.

(3) Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and, to the extent available, make distributions to the partners. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

(4) Liquidation

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2001, 23% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.









ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     (A)  Disagreements with Accountants on Accounting and Financial Disclosures

          None

     (B)  Changes in Accountants

          In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG, LLP. KPMG LLP issued unqualified opinions on the 1999 and 2000 financial statements. During 1999 and 2000 and the subsequent interim periods preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                      Age     Position
------------------------- ------- ----------------------------------------------


Gary D. Engle             52      Director, PLM Financial Services, Inc., PLM
                                  Investment Management Inc., and PLM
                                  Transportation Equipment Corp.

James A. Coyne            41      Director and Secretary, PLM Financial Services
                                  Inc., PLM Investment Management, Inc., and PLM
                                  Transportation Equipment Corp.

Stephen M. Bess           55      President and Director, PLM Financial Services
                                  Inc., PLM Investment Management Inc., and PLM
                                  Transportation Equipment Corp.


Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed a Director and Secretary of PLM Financial Services Inc. in April 2001. He was appointed a director of PLM International, Inc in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Financial Services, Inc. in October 2000. He was appointed President and Chief Executive Officer of PLM International, Inc. in October 2000. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. He served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director and executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)  Security Ownership of Certain Beneficial Owners

          The General Partner is entitled to a 5% interest in the profits and losses (subject to certain allocations of income) and distributions of the Partnership. As of December 31, 2001, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

     (B)  Security Ownership of Management

          Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any depository units of the Partnership as of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Transactions with Management and Others

          During 2001, management fees to IMI were $0.1 million. During 2001, the Partnership reimbursed FSI and its affiliates $0.2 million for administrative services and data processing expenses performed on behalf of the Partnership.














                      (this space intentionally left blank)









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

              a.  East West 925

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

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by a duly authorized officer.


Date:  March 25, 2002        PLM EQUIPMENT GROWTH FUND II
                             PARTNERSHIP

                             By:  PLM Financial Services, Inc.
                                  General Partner


                             By:  /s/ Stephen M. Bess
                                  -----------------------------------
                                  Stephen M. Bess
                                  President and Current Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


NAME                     CAPACITY                      DATE


/s/ Gary D. Engle        Director, FSI                 March 25, 2002
--------------------
Gary D. Engle

/s/ James A. Coyne
--------------------
James A. Coyne           Director, FSI                 March 25, 2002

/s/ Stephen M. Bess
--------------------
Stephen M. Bess          Director, FSI                 March 25, 2002

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                         Page

Independent auditors' reports                                           21-22

Balance sheets as of December 31, 2001 and 2000                            23

Statements of income for the years ended
     December 31, 2001, 2000, and 1999                                     24

Statements of changes in partners' capital for the years
     ended December 31, 2001, 2000, and 1999                               25

Statements of cash flows for the years ended
     December 31, 2001, 2000, and 1999                                     26

Notes to financial statements                                           27-35


All financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth Fund II:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund II ("the Partnership") as of December 31, 2001 and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.


/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth Fund II:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund II ("the Partnership") as of December 31, 2000 and the related statements of income, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund II, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund II as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 2, 2001

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)



                                                                                    2001                 2000
                                                                                 ---------------------------------
ASSETS

Equipment held for operating lease, at cost                                      $  21,119           $   24,727
Less accumulated depreciation                                                      (18,146)             (20,483)
                                                                                 ---------------------------------
    Net equipment                                                                    2,973                4,244

Cash and cash equivalents                                                            1,958                2,538
Accounts receivable, less allowance for doubtful
    accounts of $89 in 2001 and $57 in 2000                                            584                  718
Prepaid expenses and other assets                                                       18                   35
                                                                                 ---------------------------------

      Total assets                                                               $   5,533           $    7,535
                                                                                 =================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses                                            $     260           $      482
Due to affiliates                                                                       42                   52
Lessee deposits and reserve for repairs                                                 --                  449
                                                                                 ---------------------------------
   Total liabilities                                                                   302                  983
                                                                                 ---------------------------------

Commitments and contingencies

Partners' capital
Limited partners (7,381,165 depositary units as of
   December 31, 2001 and 2000)                                                       5,231                6,552
General Partner                                                                         --                   --
                                                                                 ---------------------------------
    Total partners' capital                                                          5,231                6,552
                                                                                 ---------------------------------

      Total liabilities and partners' capital                                    $   5,533           $    7,535
                                                                                 =================================




















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                           2001            2000            1999
                                                                        --------------------------------------------
REVENUES

Lease revenue                                                           $   2,673       $   5,338      $    5,949
Interest and other income                                                     221              92              90
Net gain on disposition of equipment                                          929           2,448             328
                                                                        --------------------------------------------
   Total revenues                                                           3,823           7,878           6,367
                                                                        --------------------------------------------

EXPENSES

Depreciation                                                                1,127           1,581           1,933
Repairs and maintenance                                                     1,377           1,915           1,537
Equipment operating expenses                                                  121             119             120
Insurance expense                                                             123              67              42
Management fees to affiliate                                                  132             269             295
General and administrative expenses to affiliate                              171             234             271
Other general and administrative expenses                                     699             848             757
Provision for (recovery of) bad debts                                          31             (58)             30
                                                                        --------------------------------------------
   Total expenses                                                           3,781           4,975           4,985
                                                                        --------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entity                                                     --           1,304            (448)
                                                                        --------------------------------------------

      Net income                                                        $      42       $   4,207      $      934
                                                                        ============================================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                                        $     (26)      $   3,942      $      707
General Partner                                                                68             265             227
                                                                        --------------------------------------------

      Total                                                             $      42       $   4,207      $      934
                                                                        ============================================

Limited Partner's net (loss) income per weighted-average
    depositary unit                                                     $   (0.00)      $    0.53      $     0.10
                                                                        ============================================

Cash distribution                                                       $   1,363       $   4,534      $    4,545
Special cash distribution                                                      --             777              --
                                                                        --------------------------------------------
Total distribution                                                      $   1,363       $   5,311      $    4,545
                                                                        ============================================

Per weighted-average depositary unit:
Cash distribution                                                       $    0.18       $    0.58      $     0.58
Special cash distribution                                                      --            0.10              --
                                                                        --------------------------------------------
Total distribution                                                      $    0.18       $    0.68      $     0.58
                                                                        ============================================





                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)

                                                                 Limited           General
                                                                Partners           Partner             Total
                                                               -------------------------------------------------

  Partners' capital as of December 31, 1998                    $   11,267         $      --         $   11,267

Net income                                                            707               227                934

Cash distribution                                                  (4,318)             (227)            (4,545)
                                                               --------------------------------------------------

  Partners' capital as of December 31, 1999                         7,656                --              7,656

Net income                                                          3,942               265              4,207

Cash distribution                                                  (4,308)             (226)            (4,534)

Special distribution                                                 (738)              (39)              (777)
                                                               --------------------------------------------------

  Partners' capital as of December 31, 2000                         6,552                --              6,552

Net (loss) income                                                     (26)               68                 42

Cash distribution                                                  (1,295)              (68)            (1,363)
                                                               --------------------------------------------------

  Partners' capital as of December 31, 2001                    $    5,231         $      --         $    5,231
                                                               ==================================================























                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)


OPERATING ACTIVITIES                                                        2001            2000           1999
                                                                        --------------------------------------------

Net income                                                              $       42      $    4,207      $     934
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                               1,127           1,581          1,933
  Net gain on disposition of equipment                                        (929)         (2,448)          (328)
  Equity in net (loss) income of an unconsolidated special-
      purpose entity                                                            --          (1,304)           448
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                   144             158            125
    Prepaid expenses and other assets                                           17              12            (17)
    Accounts payable and accrued expenses                                      (98)            130             --
    Due to affiliates                                                          (11)            (15)           (16)
    Lessee deposits and reserve for repairs                                   (162)           (334)            11
                                                                        --------------------------------------------
      Net cash provided by operating activities                                130           1,987          3,090
                                                                        --------------------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of equipment                                         653           3,297            691
Distribution from liquidation of an unconsolidated
    special-purpose entity                                                      --           1,827             --
Additional investments in unconsolidated special-purpose
    entity                                                                      --            (156)          (322)
Payments for capital improvements                                               --              --             (6)
                                                                        --------------------------------------------
      Net cash provided by investing activities                                653           4,968            363
                                                                        --------------------------------------------

FINANCING ACTIVITIES
Cash distribution paid to limited partners                                  (1,295)         (4,308)        (4,318)
Cash distribution paid to General Partner                                      (68)           (226)          (227)
Special distribution paid to limited partners                                   --            (738)            --
Special distribution paid to General Partner                                    --             (39)            --
                                                                        --------------------------------------------
      Net cash used in financing activities                                 (1,363)         (5,311)        (4,545)
                                                                        --------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (580)          1,644         (1,092)
Cash and cash equivalents at beginning of year                               2,538             894          1,986
                                                                        --------------------------------------------
Cash and cash equivalents at end of year                                $    1,958      $    2,538      $     894
                                                                        ============================================















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

Organization

PLM Equipment Growth Fund II, a California limited partnership (the Partnership), was formed on March 30, 1987. The Partnership engages primarily in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. The Partnership commenced significant operations in June 1987. PLM Financial Services, Inc. (FSI) is the General
Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International).

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership's assets (see Note 10). The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds after payment of operating expenses, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income (Loss) and Distributions per Depository Unit, below). Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. Such allocation of income may not cumulatively exceed five ninety-fifths of the aggregate of the capital contributions made by the limited partners and the reinvestment cash available for distribution. The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return. The General Partner does not anticipate that this fee will be earned.

ESTIMATES

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OPERATIONS

The equipment of the Partnership is managed under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other programs.

ACCOUNTING FOR LEASES

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No.13). Lease origination costs are capitalized and amortized over the term of the lease.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION (continued)

DEPRECIATION

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for other types of equipment. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

TRANSPORTATION EQUIPMENT

Equipment held for operating leases is stated at cost.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," (SFAS No. 121), the General Partner reviewed the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of the equipment during 2001, 2000, or 1999.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS No. 144) which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

INVESTMENT IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

The  Partnership  had an interest in an  unconsolidated  special-purpose  entity
(USPE) that owned an aircraft. This was a single purpose entity that did not have any debt. This interest was accounted for using the equity method. This aircraft was sold in the first quarter of 2000.

The Partnership's investment in the USPE included acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC), a wholly owned subsidiary of FSI. The Partnership's interest in the USPE was managed by IMI. The Partnership's equity interest in the net income (loss) of the USPE is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION  (continued)

REPAIRS AND MAINTENANCE

Repair and maintenance costs to railcars and trailers are usually the obligation of the Partnership. Maintenance costs for the marine containers are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. The Partnership took into income $0.2 million in 2001 related to marine container repair reserves. The Partnership determined that there would be no future repairs made to these marine containers. The $0.2 million is included in interest and other income on the statements of income.

NET INCOME  AND DISTRIBUTIONS PER DEPOSITARY UNIT

Cash distributions are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. During 2001, the General Partner received a special allocation of income of $0.1 million ($0.1 million in 2000 and $0.2 million in 1999) in excess of its pro-rata ownership share.

Cash distributions are recorded when paid. Cash distributions relating to the fourth quarter of 2000 and 1999 of $1.1 million ($0.15 per weighted-average depositary unit) were paid during the first quarter of 2001 and 2000. There were no distributions paid relating to the fourth quarter of 2001 in the first quarter of 2002.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $1.3 million, $1.1 million and $3.6 million in 2001, 2000, and 1999, respectively, were deemed to be a return of capital.

NET INCOME PER WEIGHTED-AVERAGE DEPOSITARY UNIT

Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 2001, 2000, and 1999 were 7,381,165.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

COMPREHENSIVE INCOME

The Partnership's net income was equal to comprehensive income for the years ended December 31, 2001, 2000, and 1999.

2. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the greater of (i) 5% of Gross Revenues (as defined in the agreement) or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to certain adjustments. The Partnership management fee in 2001 was based on lease revenue. In 2001, Partnership management fees of $42,000 and $0.1 million, respectively, were payable as

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS

2. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES  (continued)

of December 31, 2001 and 2000. The Partnership reimbursed FSI and its affiliates $0.2 million, $0.2 million, and $0.3 million in 2001, 2000, and 1999, respectively, for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional share of the USPE's administrative and data processing expenses reimbursed to FSI were $0, $2,000, and $6,000 during 2001, 2000 and 1999, respectively.

3. EQUIPMENT

The components of owned equipment as of December 31 were as follows (in thousands of dollars):

EQUIPMENT HELD FOR OPERATING LEASES                         2001                2000
-----------------------------------                     ----------------------------------

        Railcars                                        $   10,705           $   12,712
        Trailers                                             9,404                9,510
        Marine containers                                    1,010                2,505
                                                        ----------------------------------
                                                            21,119               24,727
        Less accumulated depreciation                      (18,146)             (20,483)
                                                        --------------------------------
          Net equipment                                 $    2,973           $    4,244
                                                        ==================================

Revenues  are  earned  by  placing   equipment  under  operating   leases.   The
Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rental revenues for trailers are based on a per-diem lease in the free running interchange with the railroads.

As of December 31, 2001, all owned equipment in the Partnership portfolio was on lease except for 223 railcars and 7 marine containers with an aggregate net book value of $0.2 million. As of December 31, 2000, all owned equipment in the Partnership portfolio was on lease, except for 203 railcars and 106 marine containers with an aggregate net book value of $0.4 million.

During 2001, the General Partner disposed of marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $0.1 million, for proceeds of $0.7 million. Included in the gain on sale are unused repair reserves of $0.3 million. During 2000, the General Partner disposed of marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $0.8 million, for proceeds of $3.3 million.

There were no reductions to the carrying values of equipment in 2001, 2000, or 1999.

All owned equipment on lease is being accounted for as operating leases. Future minimum rents under noncancelable operating leases as of December 31, 2001 during each of the next five years are $0.6 million in 2002, $0.4 million in 2003, $0.4 million in 2004, $0.2 million in 2005, $0.1 million in 2006 and $-0-
thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $1.8 million, $2.0 million, and $2.5 million in 2001, 2000, and 1999, respectively.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS

4. INVESTMENT IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

The Partnership had an interest in a USPE that owned an aircraft. This was a single purpose entity that did not have any debt. The following summarizes the financial information for the special-purpose entity and the Partnership's interest therein as of and for the years ended December 31 (in thousands of dollars):

                                           2000                       1999
                                        ---------                   --------
                                                 Net                         Net
                                  Total      Interest of       Total     Interest of
                                  USPE       Partnership       USPE      Partnership
---------------------------------------------------------------------------------------

Net investments                $      --   $           --   $     739  $         368
Net income (loss)                  2,605            1,304        (900)          (448)


The net investment in a USPE consisted of a 50% interest in a trust owning a Boeing 737-200A aircraft (and related assets and liabilities) totaling $0.4 million as of December 31, 1999. This aircraft was sold in the first quarter of 2000 and the Partnership received liquidating proceeds from the sale of $1.8 million for its net investment of $0.3 million. In October 1999, this entity received a $0.2 million deposit for the sale of the aircraft. The buyer failed to perform under the terms of the agreement and the deposit was recorded as income in 1999.

5. OPERATING SEGMENTS

The Partnership operates or operated in four primary operating segments: aircraft leasing, marine container leasing, trailer leasing, and railcar leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation.

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine
                                           Container   Trailer    Railcar
    For the Year Ended December 31, 2001    Leasing    Leasing    Leasing    Other (1)   Total
    ------------------------------------    -------    -------    -------    -----       -----

    REVENUES
      Lease revenue                        $   (24)  $  1,596   $  1,101  $     --   $  2,673
      Interest income and other                159         --          3        59        221
      Net gain (loss) on disposition
       of     equipment                        391         22        526       (10)       929
                                          -----------------------------------------------------
        Total revenues                         526      1,618      1,630        49      3,823
                                          -----------------------------------------------------

    EXPENSES
      Operations support                         1        811        700       109      1,621
      Depreciation                              20        530        577        --      1,127
      Management fees to affiliates             (1)        38         95        --        132
      General and administrative expenses        1        284         94       491        870
      Provision for bad debts                    1         21          9        --         31
                                          -----------------------------------------------------
        Total costs and expenses                22      1,684      1,475       600      3,781
                                          -----------------------------------------------------
    Net income (loss)                      $   504   $    (66)  $    155  $   (551)  $     42
                                          =====================================================

    Total assets as of December 31, 2001   $    27   $  2,953   $    577  $  1,976   $  5,533
                                          =====================================================

(1) Includes certain assets not identifiable to a specific segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS

5. OPERATING SEGMENTS (continued)

                                                     Marine
                                          Aircraft  Container   Trailer   Railcar
    For the Year Ended December 31, 2000  Leasing    Leasing    Leasing   Leasing     Other (2)  Total
    ------------------------------------  -------    -------    -------   -------     -----      -----

    REVENUES
      Lease revenue                        $    --   $     81   $  1,945  $  3,312   $     --  $  5,338
      Interest income and other                 --         --         --         6         86        92
      Net gain on disposition of                --        182        301     1,965         --     2,448
    equipment
                                          --------------------------------------------------------------
        Total revenues                          --        263      2,246     5,283         86     7,878
                                          --------------------------------------------------------------

    EXPENSES
      Operations support                        --          6        728     1,329         38     2,101
      Depreciation                              --        206        648       727         --     1,581
      Management fees to affiliates             --          4         98       167         --       269
      General and administrative expenses        4          6        332       205        535     1,082
      Recovery of bad debts                     --         --        (21)      (27)       (10)      (58)
                                          --------------------------------------------------------------
        Total costs and expenses                 4        222      1,785     2,401        563     4,975
                                          --------------------------------------------------------------
    Equity in net income of USPE             1,304         --         --        --         --     1,304
                                          --------------------------------------------------------------
    Net income (loss)                      $ 1,300   $     41   $    461  $  2,882   $   (477) $  4,207
                                          ==============================================================

    Total assets as of December 31, 2000   $    --   $    107   $  3,580  $  1,275   $  2,573  $  7,535
                                          ==============================================================

                                                      Marine
                                            Aircraft Container   Trailer   Railcar
    For the Year Ended December 31, 1999    Leasing   Leasing    Leasing   Leasing      Other (2)  Total
    ------------------------------------    -------   -------    -------   -------      ------     -----
    REVENUES
      Lease revenue                         $    --   $    163   $  2,214  $  3,572   $     --   $ 5,949
      Interest income and other                  --         --         --        13         77        90
      Net gain (loss) on disposition of          47        (67)       161       187                  328
    equipment
                                            -------------------------------------------------------------
        Total revenues                           47         96      2,375     3,772         77     6,367
                                            -------------------------------------------------------------

    EXPENSES
      Operations support                         --          3        674     1,001         21     1,699
      Depreciation                               --        332        834       767         --     1,933
      Management fees to affiliates              --          8        109       178         --       295
      General and administrative expenses         5         12        342       208        461     1,028
      (Recovery of) provision for bad debts      --         (1)        10        21         --        30
                                            -------------------------------------------------------------
        Total costs and expenses                  5        354      1,969     2,175        482     4,985
                                            -------------------------------------------------------------
    Equity in net loss of USPE                 (448)        --         --        --         --      (448)
                                            -------------------------------------------------------------
    Net income (loss)                       $  (406)  $   (258)  $    406  $  1,597   $   (405)  $   934
                                            =============================================================

(1) Includes certain assets not identifiable to a specific segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

(2) Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

6. GEOGRAPHIC INFORMATION

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in three geographic regions: the United States, Canada, and South Asia. Marine containers are leased to multiple lessees in different regions that operate worldwide.





                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS

6. GEOGRAPHIC INFORMATION (continued)

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                             Owned Equipment
   Region                           2001          2000          1999
-------------------------------  ----------------------------------------

   United States                 $   2,046     $   3,956     $   4,350
   Canada                              651         1,301         1,436
   Rest of the world                   (24)           81           163
                                 ----------------------------------------
       Lease revenues            $   2,673     $   5,338     $   5,949
                                 ========================================

The following table sets forth net income (loss) information by region for the Partnership's owned equipment and investments in a USPE, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                            Owned Equipment                       Investments in USPE
                                 --------------------------------------- --------------------------------------
Region                              2001          2000         1999         2001         2000          1999
-------------------------------  --------------------------------------- --------------------------------------

United States                    $   (429)     $  2,661     $   1,278    $     --     $     --     $       --
Canada                                518           679           767          --           --             --
South Asia                             --            --            --          --        1,304           (448)
Rest of the world                     504            42          (258)         --           --             --
                                 --------------------------------------- --------------------------------------
Regional income (loss)                593         3,382         1,787          --        1,304           (448)
Administrative and other             (551)         (479)         (405)         --           --             --
                                 --------------------------------------- --------------------------------------
    Net income (loss)            $     42      $  2,903     $   1,382    $     --     $  1,304     $     (448)
                                 ======================================= ======================================

The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                                         Owned Equipment                      Investments in USPE
                               ------------------------------------   -------------------------------------
   Region                         2001        2000        1999            2001        2000         1999
   --------------------------- ------------------------------------   -------------------------------------

   United States               $   2,692   $   3,743   $   5,372      $       --   $      --   $       --
   Canada                            255         432         614              --          --           --
   South Asia                         --          --          --              --          --          368
   Rest of the world                  26          69         686              --          --           --
                               ----------------------------------     -------------------------------------
       Net book value          $   2,973   $   4,244   $   6,672      $       --   $      --   $      368
                               ==================================     =====================================

7. CONCENTRATIONS OF CREDIT RISK

No single lessee accounted for more than 10% of the consolidated revenues for the years ended December 31, 2001, 2000 and 1999. In 2000, however, the Partnership sold its remaining investment in a USPE in which it had a 50% interest in an aircraft to Aegro Capital. The gain from this sale accounted for 14% of the Partnership's revenues from wholly owned equipment in 2000.

As of December 31, 2001 and 2000, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8. INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

                          PLM EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS

8. INCOME TAXES (continued)

As of December 31, 2001, the federal income tax basis was higher than the financial statement carrying values of certain assets and liabilities by $14.2 million, primarily due to differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

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

During 2001, the General Partner decided to minimize its collection efforts from the India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

10. LIQUIDATION AND SPECIAL DISTRIBUTIONS

On January 1, 1999, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, may be made from time to time to the partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners. Upon final liquidation, the Partnership will be dissolved.

A special distribution of $0.8 million ($0.10 per weighted-average depositary unit) was paid in 2000. No special distributions were paid in 2001 and 1999. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.









                            EQUIPMENT GROWTH FUND II
                              A Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS

11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except per share amounts):

                                 March        June         September         December
                                  31,         30,             30,               31,            Total
                              ---------------------------------------------------------------------------

Operating results:
  Total revenues              $      921  $      675   $           818   $         1,409    $    3,823
  Net income (loss)                 (338)       (368)               20               728            42

Per weighted-average depositary unit:

Limited partners'
  net income (loss)           $    (0.05) $    (0.05)  $          0.00   $          0.10    $    (0.00)

In the fourth quarter of 2001, the Partnership sold trailers, marine containers, and railcars for a gain of $0.6 million.

The following is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands of dollars, except per share amounts)

                                 March        June         September         December
                                  31,         30,             30,               31,            Total
                              ----------------------------------------------------------------------------

Operating results:
  Total revenues              $    1,494  $    1,910   $         1,590   $         2,884    $    7,878
  Net income                       1,592         624               508             1,483         4,207

Per weighted-average depositary unit:

Limited partners'
  net income                  $     0.21  $     0.07   $          0.06   $          0.19    $     0.53

In the first quarter of 2000, the Partnership sold its interest in a trust owning an aircraft for a gain of $1.4 million.

In the second quarter of 2000, the Partnership sold trailers, marine containers, and railcars for a gain of $0.5 million. In the third quarter of 2000, the Partnership sold trailers, marine containers, and railcars for a gain of $0.3 million.

In the fourth quarter of 2000, the Partnership sold trailers, marine containers, and railcars for a gain of $1.7 million.

                          PLM EQUIPMENT GROWTH FUND II

                                INDEX OF EXHIBITS


  Exhibit                                                                 Page

    4.      Limited Partnership Agreement of Partnership                    *

    4. 1    Amendment to Limited Partnership Agreement of Registrant        *

   10. 1    Management Agreement between Partnership and PLM Investment     *
            Management, Inc.

   99. 1    East West 925.                                                 37-45





































--------------------------
*Incorporated by reference. See page 18 of this report.