Form 10-Q
period 2002-03-31
PLM EQUIPMENT GROWTH FUND II
filed 2002-05-07
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2002

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

         120 Montgomery Street,
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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)



                                                                                 March 31,     December 31,
                                                                                    2002            2001
                                                                                -----------------------------
ASSETS

Equipment held for operating lease, at cost                                     $   17,525      $   21,119
Less accumulated depreciation                                                      (14,886)        (18,146)
                                                                                -----------------------------
     Net equipment                                                                   2,639           2,973

Cash and cash equivalents                                                            2,391           1,958
Accounts receivable, less allowance for doubtful
    accounts of $68 in 2002 and $89 in 2001                                          1,614             584
Prepaid expenses and other assets                                                       61              18
                                                                                -----------------------------

      Total assets                                                              $    6,705      $    5,533
                                                                                =============================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                           $      238      $      260
Due to affiliates                                                                       36              42
                                                                                -----------------------------
    Total liabilities                                                                  274             302
                                                                                -----------------------------

Partners' capital:
Limited partners (7,381,165 depositary units as of
    March 31, 2002 and December 31, 2001)                                            6,431           5,231
General Partner                                                                         --              --
                                                                                -----------------------------
    Total partners' capital                                                          6,431           5,231
                                                                                -----------------------------

      Total liabilities and partners' capital                                   $    6,705      $    5,533
                                                                                =============================






















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                           2002            2001
                                                                        ----------------------------

REVENUES

Lease revenue                                                           $    641        $     730
Interest and other income                                                      7               30
Net gain on disposition of equipment                                       1,227              161
                                                                        ----------------------------
    Total revenues                                                         1,875              921
                                                                        ----------------------------

EXPENSES

Depreciation                                                                 241              300
Repairs and maintenance                                                      242              464
Equipment operating expenses                                                  49               91
Management fees to affiliate                                                  33               30
General and administrative expenses to affiliates                             23              104
Other general and administrative expenses                                    108              230
(Recovery of) provision for bad debts                                        (21 )             40
                                                                        ----------------------------
    Total expenses                                                           675            1,259

                                                                        ----------------------------
      Net income (loss)                                                 $  1,200        $    (338)
                                                                        ============================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                                        $  1,200        $    (395)
General Partner                                                               --               57
                                                                        ----------------------------

      Total                                                             $  1,200        $    (338)
                                                                        ============================

Net income (loss) per weighted-average depositary unit                  $   0.16        $   (0.05)
                                                                        ============================

Cash distribution                                                       $     --        $   1,130
                                                                        ============================

Cash distribution per weighted-average depositary unit                  $     --        $    0.15
                                                                        ============================

















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period from December 31, 2000 to March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)

                                                                 Limited            General
                                                                 Partners           Partner             Total
                                                               ---------------------------------------------------

  Partners' capital as of December 31, 2000                    $    6,552          $      --         $    6,552

Net (loss) income                                                     (26)                68                 42

Cash distribution                                                  (1,295)               (68)            (1,363)

                                                               ---------------------------------------------------
  Partners' capital as of December 31, 2001                         5,231                 --              5,231

Net income                                                          1,200                 --              1,200
                                                               ---------------------------------------------------

  Partners' capital as of March 31, 2002                       $    6,431          $      --         $    6,431
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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                      2002                 2001
                                                                                  ----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                 $    1,200           $      (338)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation                                                                           241                   300
  Net gain on disposition of equipment                                                (1,227)                 (161)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                              81                   122
    Prepaid expenses and other assets                                                    (43)                  (22)
    Accounts payable and accrued expenses                                                (22)                 (179)
    Due to affiliates                                                                     (6)                    8
    Lessee deposits and reserve for repairs                                               --                  (102)
                                                                                  ----------------------------------
      Net cash provided by (used in) operating activities                                224                  (372)
                                                                                  ----------------------------------

INVESTING ACTIVITIES
Proceeds from disposition of equipment                                                   209                   162
                                                                                  ----------------------------------
      Net cash provided by investing activities                                          209                   162
                                                                                  ----------------------------------

FINANCING ACTIVITIES
Cash distribution paid to limited partners                                                --                (1,073)
Cash distribution paid to General Partner                                                 --                   (57)
                                                                                  ----------------------------------
      Net cash used in financing activities                                               --                (1,130)
                                                                                  ----------------------------------

Net increase (decrease) in cash and cash equivalents                                     433                (1,340)

Cash and cash equivalents at beginning of period                                       1,958                 2,538
                                                                                  ----------------------------------

Cash and cash equivalents at end of period                                        $    2,391           $     1,198
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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund II (the Partnership) as of March 31, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three months ended March 31, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to March 31, 2002, and the unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

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

3.   CASH DISTRIBUTION

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the three months ended March 31, 2002 and 2001, cash distributions totaled $0 and $1.1 million, respectively. Cash distributions to the limited partners of $1.1 million for the three months ended March 31, 2001, were deemed to be a return of capital. In the first quarter of 2002, the Partnership did not make any cash distributions.

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     The balance due to affiliates as of March 31, 2002 and December 31, 2001 of $36,000 and $42,000, respectively, is a payable due to FSI and its affiliate for management fees.

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.   EQUIPMENT

     Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                                March 31,          December 31,
                                                  2002                 2001
                                          --------------------------------------
        Trailers                            $    9,388          $     9,404
        Railcars                                 7,181               10,705
        Marine containers                          956                1,010
                                           -------------------------------------
                                                17,525               21,119
        Less accumulated depreciation          (14,886)             (18,146)
                                           -------------------------------------
           Net equipment                    $    2,639          $     2,973
                                           =====================================

     As of March 31, 2002, all equipment was on lease, except for 2 marine containers and 38 railcars with an aggregate net book value of $0.2 million. As of December 31, 2001, all equipment was on lease, except for 223 railcars and 7 marine containers with an aggregate net book value of $0.2 million.

     For the three months ended March 31, 2002, the Partnership disposed of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for proceeds of $1.3 million of which $1.1 was due to the Partnership at March 31, 2002 and is included in accounts receivable on the accompanying unaudited condensed balance sheet at March 31, 2002.

     During the three months ended March 31, 2001, the Partnership disposed of marine containers and railcars with an aggregate net book value of $18,000 for proceeds of $0.2 million.

6.   OPERATING SEGMENTS

     The Partnership operates or operated in four different segments: aircraft leasing, marine container leasing, trailer leasing and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine
     For the three months ended           Container   Trailer   Railcar      All
             March 31, 2002                Leasing    Leasing   Leasing     Other (1)   Total
             --------------                -------    -------   -------     -----       -----

     REVENUES
       Lease revenue                       $     --   $    430  $    211   $     --   $   641
       Interest income and other                 --         --        --          7         7
       Gain on disposition of equipment           8          7     1,212         --     1,227
                                          ----------------------------------------------------
         Total revenues                           8        437     1,423          7     1,875
                                          ----------------------------------------------------

     COSTS AND EXPENSES
       Operations support                        --        250        25         16       291
       Depreciation                               1        131       109         --       241
       Management fees to affiliates             --         20        13         --        33
       General and administrative                --         67        25         39       131
     expenses
       Provision for (recovery of) bad           --         25       (46)        --       (21)
     debts
                                          ----------------------------------------------------
         Total costs and expenses                 1        493       126         55       675
                                          ----------------------------------------------------
     Net income (loss)                     $      7   $    (56) $  1,297   $    (48)  $ 1,200
                                          ====================================================

     Total assets as of March 31, 2002     $     28   $  2,796  $  1,429   $  2,452   $ 6,705
                                          ====================================================

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

                          PLM EQUIPMENT GROWTH FUND II
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

6.   OPERATING SEGMENTS (continued)

                                                     Marine
     For the three months ended           Aircraft  Container   Trailer   Railcar      All
              March 31, 2001              Leasing    Leasing    Leasing   Leasing     Other (1)  Total
              --------------              -------    -------    -------   -------     -----      -----

     REVENUES
       Lease revenue                       $    --   $    (21)  $    400  $    351   $     --  $    730
       Interest income and other                --         --         --        --         30        30
       Gain (loss) on disposition of           (10)       168         --         3         --       161
     equipment
                                          --------------------------------------------------------------
         Total revenues                        (10)       147        400       354         30       921
                                          --------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       --         --        165       329         61       555
       Depreciation                             --         16        133       151         --       300
       Management fees to affiliates            --         (1)        19        12         --        30
       General and administrative                1          1         51        20        261       334
     expenses
       Provision for bad debts                  --         --          8        32         --        40
                                          --------------------------------------------------------------
         Total costs and expenses                1         16        376       544        322     1,259
                                          --------------------------------------------------------------
     Net income (loss)                     $   (11)  $    131   $     24  $   (190)  $   (292) $   (338)
                                          ==============================================================

(1) Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

7.   NET INCOME (LOSS) PER WEIGHTED-AVERAGE DEPOSITORY UNIT

     Net income (loss) per weighted-average depository unit was computed by dividing net income (loss) attributable to the limited partners by the weighted-average number of depository units deemed outstanding during the period. The weighted-average number of depository units deemed outstanding during the three months ended March 31, 2002 and 2001 was 7,381,165.

8.   LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 1999, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

     The Partnership is not permitted to reinvest proceeds from the disposition of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the first quarter of 2002 and 2001. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

9.   CONTINGENCIES

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counterclaims against the Partnership in excess of the Partnership's claims against the airline. The General Partner



9.   CONTINGENCIES  (continued)

     believes that the airline's counterclaims are completely without merit, and the General Partner will defend against such counterclaims.

     During 2001, the General Partner has decided to minimize its collection efforts from the India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has a limited ability to pay.

     The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.




















                      (this space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I) RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund II's (the Partnership's) Operating Results for the Three Months Ended March 31, 2002 and 2001

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment increased during the first quarter of 2002 compared to the same quarter of 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 6 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                     For the Three Months
                                                        Ended March 31,
                                                     2002             2001
                                                   ---------------------------
        Railcars                                 $   186          $     22
        Trailers                                     180               235
        Marine containers                             --               (21)

Railcars: Railcar lease revenues and direct expenses were $0.2 million and $25,000, respectively, for the first quarter of 2002, compared to $0.4 million and $0.3 million, respectively, during the same quarter of 2001. Lease revenue decreased $0.1 million due to the disposition of railcars in 2001 and 2002. Direct expenses decreased $0.3 million in the first quarter of 2002 compared to the same period of 2001 due to fewer repairs being required for the railcar portfolio in 2002.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.3 million, respectively, for the first quarter of 2002, compared to $0.4 million and $0.2 million, respectively, during the same quarter of 2001. Trailer direct expenses increased $0.1 million in the first quarter of 2002 compared to 2001 due to increased repair and maintenance costs in 2002.

Marine containers: Marine container lease revenues were $0 and $(21,000) in the first quarter of 2002 and 2001, respectively. The negative $21,000 of lease revenues in the first quarter of 2001 resulted from actual lease revenue in previous quarters being lower than previously accrued. The Partnership has been disposing of marine containers in 2001 and 2002.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.4 million for the first quarter of 2002 decreased from $0.7 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.2 million decrease in general and administrative expenses during the three months ended March 31, 2002 resulted from the reduction in the size of the Partnership's equipment portfolio over the last twelve months.
     (ii)A $0.1 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2002 and 2001.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment in the first quarter of 2002 totaled $1.2 million, and resulted from the disposition of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for aggregate proceeds of $1.3 million of which $1.1 was due to the Partnership at March 31, 2002 and is included in accounts receivable on the accompanying unaudited condensed balance sheet at March 31, 2002. Net gain on disposition of equipment in the first quarter of 2001 totaled $0.2 million, and resulted from the disposition of marine containers and railcars, with an aggregate net book value of $18,000, for aggregate proceeds of $0.2 million. (D) Net Income (Loss)

As a result of the foregoing, the Partnership's net income was $1.2 million for the first quarter of 2002, compared to net loss of $0.3 million during the first quarter of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 2002 is not necessarily indicative of future periods.

(II) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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




(III) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2002, the Partnership generated $0.2 million in operating cash.

During the quarter ended March 31, 2002, the Partnership disposed of marine containers, railcars and trailers and received proceeds of $0.2 million.

Accounts receivable increased $1.0 million during the three months ended March 31, 2002 primarily due to $1.1 million in receivables related to asset dispositions being outstanding on March 31, 2002. A similar receivable was not outstanding on December 31, 2001.

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

(IV) OUTLOOK FOR THE FUTURE

Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life.

Several factors may affect the Partnership's operating performance in the remainder of 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2002 and beyond include:

1.  Railcar  loadings  in North  America  have  weakened  over  the  past  year.
Utilization and lease rates have been decreasing over this period. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

2. Industry-wide utilization of intermodal trailers decreased 8% in the first quarter of 2002 compared to the first quarter of 2001. This has led to lower contribution from the Partnership's trailers.

3. The Partnership's fleet of marine containers is in excess of twelve years of age and is no longer suitable for use in international commerce either due to its specific physical condition, or lessee's preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

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

(V) FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the first quarter of 2002, 18% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.




















                      (this space intentionally left blank)

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



                                        PLM EQUIPMENT GROWTH FUND II
                                        By:      PLM Financial Services, Inc.
                                                 General Partner




Date:  May 7, 2002                      By: /s/ Stephen M. Bess
                                           -------------------------------------
                                           President and
                                           Current Chief Accounting Officer