Form 10-Q
period 2002-06-30
PLM EQUIPMENT GROWTH FUND II
filed 2002-08-13
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  JUNE  30,  2002

     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM              TO


                         COMMISSION FILE NUMBER 1-10553
                             _______________________


                          PLM EQUIPMENT GROWTH FUND II
             (Exact name of registrant as specified in its charter)


                      CALIFORNIA                        94-3041013
            (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

            450 CARILLON PARKWAY SUITE 200
                   ST. PETERSBURG, FL                     33716
                  (Address of principal                 (Zip code)
                   executive offices)


       Registrant's telephone number, including area code: (727) 803-8200
                             _______________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes    X  No  ______
                                                     ----

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                            June 30,            December 31,
                                                                              2002                  2001
                                                                            -------             ------------
ASSETS

Equipment held for operating lease, at cost                               $ 17,525                 $ 21,119
Less accumulated depreciation                                              (15,103)                 (18,146)
                                                                          ---------                ---------
     Net equipment                                                           2,422                    2,973


Cash and cash equivalents                                                    3,641                    1,958
Accounts receivable, less allowance for doubtful
    accounts of $69 in 2002 and $89 in 2001                                    413                      584
Prepaid expenses and other assets                                               41                       18
                                                                          ---------                ---------
      Total assets                                                        $  6,517                 $  5,533

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                     $    222                 $    260
Due to affiliates                                                               33                       42
                                                                          ---------                ---------
    Total liabilities                                                          255                      302

Partners' capital:
Limited partners (7,381,165 depositary units in 2002 and 2001)               6,262                    5,231
General Partner                                                                 --                       --
                                                                          ---------                ---------
    Total partners' capital                                                  6,262                    5,231
                                                                          ---------                ---------

      Total liabilities and partners' capital                             $  6,517                 $  5,533
                                                                          =========                =========























       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                                        For the Three Months            For the Six Months
                                                                             Ended June 30,                 Ended June 30,
                                                                      2002               2001            2002        2001
                                                                    --------           -------         -------      ------
REVENUES

Lease revenue                                                       $  565             $  635          $1,206      $1,365
Interest and other income                                               14                 10              21          40
Net gain (loss) on disposition of equipment                            (11)                30           1,216         191
                                                                    --------           -------         -------      ------
    Total revenues                                                     568                675           2,443       1,596

EXPENSES

Depreciation                                                           217                283             458         583
Repairs and maintenance                                                234                351             476         815
Equipment operating expenses                                            59                 49             108         140
Management fees to affiliate                                            28                 31              61          61
General and administrative expenses
      to affiliates                                                     14                 22              37         126
Other general and administrative expenses                              184                204             292         434
Provision for (recovery of) bad debts                                    1                103             (20)        143
                                                                    --------           -------         -------      ------
    Total expenses                                                     737              1,043           1,412       2,302
                                                                    --------           -------         -------      ------
Net income (loss)                                                   $ (169)            $ (368)         $1,031      $ (706)

PARTNERS' SHARE OF NET INCOME (LOSS):

Limited partners                                                    $ (169)            $ (379)         $1,031      $ (774)
General Partner                                                         --                 11              --          68
                                                                    --------           -------         -------      ------
Total                                                               $ (169)            $ (368)         $1,031      $ (706)

Limited partners' net income (loss) per
      weighted-average depositary unit                              $(0.02)            $(0.05)         $ 0.14      $(0.10)

Cash distributions                                                  $   --             $  233          $   --      $1,363
                                                                    --------           -------         -------      ------
Cash distributions per limited partners'
      weighted-average depositary unit                              $   --             $ 0.03          $   --      $ 0.18














       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 2000 TO JUNE 30, 2002
                            (in thousands of dollars)
                                   (unaudited)


                                                       Limited      General
                                                       Partners     Partner          Total
  Partners' capital as of December 31, 2000            $ 6,552     $   --          $ 6,552

Net (loss) income                                          (26)        68               42

Cash distribution                                       (1,295)       (68)          (1,363)
                                                       --------     -------        --------
  Partners' capital as of December 31, 2001              5,231         --            5,231

Net income                                               1,031         --            1,031
                                                       --------     -------        --------
  Partners' capital as of June 30, 2002                $ 6,262     $   --          $ 6,262







































       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                                         2002      2001
                                                                                      --------   -------
OPERATING ACTIVITIES
Net income (loss)                                                                     $ 1,031   $  (706)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation                                                                            458       583
  Net gain on disposition of equipment                                                 (1,216)     (191)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                              161       232
    Prepaid expenses and other assets                                                     (23)       (5)
    Accounts payable and accrued expenses                                                 (38)     (252)
    Due to affiliates                                                                      (9)      (19)
    Lessee deposits and reserve for repairs                                                --      (130)
                                                                                      --------   -------
      Net cash provided by (used in) operating activities                                 364      (488)

INVESTING ACTIVITIES
Proceeds from disposition of equipment                                                  1,319       214
                                                                                      --------   -------
      Net cash provided by investing activities                                         1,319       214

FINANCING ACTIVITIES
Cash distribution paid to limited partners                                                 --    (1,295)
Cash distribution paid to General Partner                                                  --       (68)
                                                                                      --------   -------
      Net cash used in financing activities                                                --    (1,363)

                                                                                      --------   -------
Net increase (decrease) in cash and cash equivalents                                    1,683    (1,637)

Cash and cash equivalents at beginning of period                                        1,958     2,538
                                                                                      --------   -------
Cash and cash equivalents at end of period                                            $ 3,641   $   901





















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund II (the Partnership) as of June 30, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three and six months ended June 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to June 30, 2002, and the unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

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

3.     Cash  Distribution
       ------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. No cash distributions were paid to the limited partners during the three and six months ended June 30, 2002. For the three and six months ended June 30, 2001, cash distributions totaled $0.2 million and $1.4 million, respectively. Cash distributions to the limited partners of $1.3 million for the six months ended June 30, 2001, were deemed to be a return of capital.

4.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of June 30, 2002 and December 31, 2001 of $33,000 and $42,000, respectively, is a payable due to FSI and its affiliate for management fees.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                          June 30,             December 31,
                                           2002                    2001
                                         ========              ===========
Trailers                                $   9,388                 $  9,404
Railcars                                    7,181                   10,705
Marine containers                             956                    1,010
                                         --------                ----------
                                           17,525                   21,119
Less accumulated depreciation             (15,103)                 (18,146)
                                         --------                ----------
      Net equipment                      $  2,422                 $  2,973



As of June 30, 2002, all equipment was on lease, except for 19 marine containers and 39 railcars with an aggregate net book value of $31,000. As of December 31, 2001, all equipment was on lease, except for 223 railcars and 7 marine containers with an aggregate net book value of $0.2 million.

For the six months ended June 30, 2002, the Partnership disposed of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for proceeds of $1.3 million. During the six months ended June 30, 2001, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $23,000, for proceeds of $0.2 million.

6.     Operating  Segments
       -------------------

The Partnership operates or operated in four different segments: aircraft leasing, marine container leasing, trailer leasing and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):



                                          Marine
For the three months ended               Container    Trailer   Railcar      All
        June 30, 2002                     Leasing     Leasing   Leasing    Other 1    Total

REVENUES
  Lease revenue                         $       --   $    294   $    271  $     --   $  565
  Interest income and other                     --         --         --        14       14
  Loss on disposition of equipment              --        (11)        --        --      (11)
                                         ----------  ---------  ---------  --------  -------
     Total revenues                             --        283        271        14      568


COSTS AND EXPENSES
  Operations support                            --        206         72        15      293
  Depreciation                                   1        131         85        --      217
  Management fees to affiliates                 --         15         13        --       28
  General and administrative expenses           --         73         29        96      198
  Provision for bad debts                       --         --          1        --        1
                                         ----------  ---------  ---------  --------  -------
      Total costs and expenses                   1        425        200       111      737
                                        -----------  ---------  --------  ---------  -------
Net income (loss)                       $       (1)  $   (142)  $     71  $    (97)  $ (169)
                                        -----------  ---------  --------  ---------  -------

Total assets as of June 30, 2002        $       26   $  2,570   $    231  $  3,690   $6,517


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

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     Operating  Segments  (continued)
       -------------------


                                            Marine
For the three months ended                 Container    Trailer    Railcar      All
       June 30, 2001                        Leasing     Leasing    Leasing    Other 1    Total

REVENUES
  Lease revenue                           $        1   $    370   $    265   $     (1)  $  635
  Interest income and other                       --         --         --         10       10
  Gain on disposition of equipment                28          2         --         --       30
                                          ----------  ---------  ---------   --------   -------
     Total revenues                               29        372        265          9      675


COSTS AND EXPENSES
  Operations support                              --        223        162         15      400
  Depreciation                                     2        132        149         --      283
  Management fees to affiliates                   (1)        19         13         --       31
  General and administrative expenses             --         97         26        103      226
  Provision for (recovery of) bad debts           17          1         86         (1)     103
                                          -----------  ---------  ---------  ---------  -------
      Total costs and expenses                    18        472        436        117    1,043
                                          -----------  ---------  ---------  ---------  -------
Net income (loss)                         $       11   $   (100)  $   (171)  $   (108)  $ (368)



                                              Marine
For the six months ended                    Container    Trailer    Railcar      All
      June 30, 2002                          Leasing     Leasing    Leasing    Other 1    Total

REVENUES
  Lease revenue                             $       --  $    724   $    482   $     --   $1,206
  Interest income and other                         --        --         --         21       21
  Gain (loss) on disposition of equipment            8        (4)     1,212         --    1,216
                                             ----------  --------   --------  ---------  -------
     Total revenues                                  8       720      1,694         21    2,443


COSTS AND EXPENSES
  Operations support                                --       456         97         31      584
  Depreciation                                       2       262        194         --      458
  Management fees to affiliates                     --        35         26         --       61
  General and administrative expenses               --       140         54        135      329
  Provision for (recovery of) bad debts             --        25        (45)        --      (20)
                                             ----------  --------   --------  ---------  -------
      Total costs and expenses                       2       918        326        166    1,412
                                             ----------  --------   --------  ---------  -------
Net income (loss)                           $        6  $   (198)  $  1,368   $   (145)  $1,031




                                              Marine
For the six months ended                     Container    Trailer    Railcar    Aircraft      All
      June 30, 2001                           Leasing     Leasing    Leasing    Leasing     Other 1   Total

REVENUES
  Lease revenue                             $      (20)  $    770   $    616   $      --   $     (1)  $1,365
  Interest income and other                         --         --         --          --         40       40
  Gain (loss) on disposition of equipment          196          2          3         (10)        --      191
                                             ----------  --------   --------    ---------   --------  ------
     Total revenues                                176        772        619         (10)        39    1,596


COSTS AND EXPENSES
  Operations support                                --        388        491          --         76      955
  Depreciation                                      18        265        300          --         --      583
  Management fees to affiliates                     (2)        38         25          --         --       61
  General and administrative expenses                1        148         46           1        364      560
  Provision for (recovery of) bad debts             17          9        118          --         (1)     143
                                             ----------  --------   --------    ---------   --------  ------
      Total costs and expenses                      34        848        980           1        439    2,302
                                             ----------  --------   --------    ---------   --------  ------
Net income (loss)                           $      142   $    (76)  $   (361)  $     (11)  $   (400)  $(706)


1 Includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.



                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Net  Income  (Loss)  Per  Weighted-Average  Depositary  Unit
       ------------------------------------------------------------

Net income (loss) per weighted-average depositary unit was computed by dividing net income (loss) attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and six months ended June 30, 2002 and 2001 was 7,381,165.

8     Liquidation  and  Special  Distributions
      ----------------------------------------

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

The Partnership is not permitted to reinvest proceeds from the disposition of equipment. These proceeds, in excess of operational cash requirements and reasonable reserves, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the six months ended June 30, 2002 and 2001. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    ---  --------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  the PLM Equipment Growth Fund II's (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  June  30,  2002  and  2001
-------------------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment increased during the second quarter of 2002 compared to the same quarter of 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 6 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                     For the Three Months
                                        Ended June 30,
                                       2002        2001
                                      =================
Railcars                               $199        $103
Trailers                                 88         147
Marine containers                        --           1


Railcars: Railcar lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the second quarter of 2002, compared to $0.3 million and $0.2 million, respectively, during the same quarter of 2001. Direct expenses decreased $0.1 million in the second quarter of 2002 compared to the same period of 2001 due to fewer repairs being required for the railcar portfolio in 2002.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the second quarter of 2002, compared to $0.4 million and $0.2 million, respectively, during the same quarter of 2001. Trailer lease revenue decreased $0.1 million in the three months ended June 30, 2002 compared to the same period of 2001 due to lower utilization on the Partnership's trailer fleet.

 (B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.4 million for the second quarter of 2002 decreased from $0.6 million for the same period in 2001. Significant variances are explained as follows:

(i) A $0.1 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2002 and 2001.

(ii) A $0.1 million decrease in the provision for bad debts due to fewer receivables being reserved for as bad debts in the second quarter of 2002 compared to the same period of 2001.

(C)     Net  (Loss)  Gain  on  Disposition  of  Owned  Equipment

Net loss on disposition of equipment in the second quarter of 2002 totaled $11,000, and resulted from the disposition of trailers. Net gain on disposition of equipment for the second quarter of 2001 totaled $30,000, and resulted from the disposal or sale of marine containers and trailers, with an aggregate net book value of $4,000, for aggregate proceeds of $34,000.

(D)     Net  Loss

As a result of the foregoing, the Partnership's net loss was $0.2 million for the second quarter of 2002, compared to net loss of $0.4 million during the second quarter of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 2002 is not necessarily indicative of future periods.

Comparison  of the Partnership's Operating Results for the Six Months Ended June
--------------------------------------------------------------------------------
30,  2002  and  2001
--------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment increased during the six months ended June 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                      For the Six Months
                                        Ended June 30,
                                       2002        2001
                                       =================
Railcars                               $385        $125
Trailers                                268         382
Marine containers                        --         (20)


Railcars: Railcar lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the six months ended June 30, 2002, compared to $0.6 million and $0.5 million, respectively, during the same period of 2001. Lease revenue decreased $0.1 million due to the disposition of railcars in 2001 and 2002. Direct expenses decreased $0.4 million in the six months ended June 30, 2002 compared to the same period of 2001 due to fewer repairs being required for the railcar portfolio in 2002.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.5 million, respectively, for the six months ended June 30, 2002, compared to $0.8 million and $0.4 million, respectively, during the same period of 2001. Trailer lease revenue decreased $46,000 in the six months ended June 30, 2002 compared to the same period of 2001 due to lower utilization on the Partnership's trailer fleet. Trailer direct expenses increased $0.1 million in the six months ended June 30, 2002 compared to 2001 due to increased repair and maintenance costs in 2002.

Marine containers: Marine container lease revenues were $0 and $(20,000) in the six months ended June 30, 2002 and 2001, respectively. The negative $20,000 of lease revenues in the six months ended June 30, 2001 resulted from actual lease revenue in previous periods being lower than previously accrued. The Partnership has been disposing of marine containers in 2001 and 2002.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.8 million for the six months ended June 30, 2002 decreased from $1.3 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.2 million decrease in general and administrative expenses during the six months ended June 30, 2002 resulted from the reduction in the size of the Partnership's equipment portfolio over the last twelve months.

(ii) A $0.2 million decrease in the provision for bad debts due to fewer receivables being reserved for as bad debts in the six months ended June 30, 2002 compared to the same period of 2001.

     (iii) A $0.1 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2002 and 2001.

(C)     Net  Gain  on  Disposition  of  Owned  Equipment

Net gain on disposition of equipment in the six months ended June 30, 2002 totaled $1.2 million, and resulted from the disposition of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for aggregate proceeds of $1.3 million. Net gain on disposition of equipment for the six months ended June 30, 2001 totaled $0.2 million, and resulted from the disposal or sale of marine containers, trailers, and railcars, with an aggregate net book value of $23,000, for aggregate proceeds of $0.2 million.

(D)     Net  Income  (Loss)

As a result of the foregoing, the Partnership's net income was $1.0 million for the six months ended June 30, 2002, compared to net loss of $0.7 million during the six months ended June 30, 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2002 is not necessarily indicative of future periods.

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment to determine if the carrying value of the assets may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(III)     FINANCIAL  CONDITION  -  CAPITAL  RESOURCES  AND  LIQUIDITY

For the six months ended June 30, 2002, the Partnership generated $0.4 million in operating cash to meets its operating obligations.

During the six months ended June 30, 2002, the Partnership disposed of marine containers, railcars and trailers and received proceeds of $1.3 million.

Accounts receivable decreased $0.2 million during the six months ended June 30, 2002 due to the reduction in the size of the Partnership's equipment portfolio.

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

2. Industry-wide utilization of intermodal trailers decreased 12% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This has led to lower contribution from the Partnership's trailers.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2002, 20% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.




















                      (This space intentionally left blank)

                           PART II  OTHER INFORMATION



ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

             None.

     (b)     Reports  on  Form  8-K
             ----------------------

             None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                          PLM  EQUIPMENT  GROWTH  FUND  II
                                          By:PLM  Financial  Services,  Inc.
                                             General  Partner




Date:  August  12,  2002                     By:  /s/  Stephen  M.  Bess
                                                  ----------------------
                                             President  and
                                             Current Chief Accounting Officer




CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund II (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



                                         PLM  EQUIPMENT  GROWTH  FUND  II
                                         By:PLM  Financial  Services,  Inc.
                                            General  Partner



Date:  August  12,  2002                    By:  /s/  Stephen  M.  Bess
                                                 ----------------------
                                            President  and
                                            Current Chief Accounting Officer



Date:  August  12,  2002                    By:  /s/  James  A.  Coyne
                                                 ---------------------
                                            James  A.  Coyne
                                            Chief  Financial  Officer