Form 10-Q
period 2002-09-30
PLM EQUIPMENT GROWTH FUND II
filed 2002-11-12
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR  THE  FISCAL  QUARTER  ENDED  SEPTEMBER  30,  2002

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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                 September 30,     December 31,
                                                                     2002             2001
                                                                -------------------------------
ASSETS

Equipment held for operating lease, at cost. . . . . . . . . .  $       16,874   $      21,119
Less accumulated depreciation. . . . . . . . . . . . . . . . .         (14,667)        (18,146)
                                                                ---------------  --------------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . .           2,207           2,973


Cash and cash equivalents. . . . . . . . . . . . . . . . . . .           3,847           1,958
Accounts receivable, less allowance for doubtful accounts
    of $47 in 2002 and $89 in 2001 . . . . . . . . . . . . . .             395             584
Prepaid expenses and other assets. . . . . . . . . . . . . . .              42              18
                                                                ---------------  --------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $        6,491   $       5,533
                                                                ===============  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . . . .  $          342   $         260
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .              30              42
                                                                ---------------  --------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . .             372             302
                                                                ---------------  --------------
Partners' capital:
Limited partners (7,381,265 depositary units in 2002 and 2001)           6,119           5,231
General Partner. . . . . . . . . . . . . . . . . . . . . . . .              --              --
                                                                ---------------  --------------
  Total partners' capital. . . . . . . . . . . . . . . . . . .           6,119           5,231
                                                                ---------------  --------------
      Total liabilities and partners' capital. . . . . . . . .  $        6,491   $       5,533
                                                                ===============  ==============























       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                            For the Three Months       For the Nine Months
                                             Ended September 30,       Ended September 30,
                                            2002           2001      2002              2001
                                           ---------------------    ------------------------
REVENUES

Lease revenue. . . . . . . . . . . . . . .  $    651   $    656     $    1,857   $    2,021
Interest and other income. . . . . . . . .        14          9             35           50
Gain on disposition of equipment . . . . .        35        153          1,251          343
                                           ----------  ---------    -----------  -----------
    Total revenues . . . . . . . . . . . .       700        818          3,143        2,414
                                           ----------  ---------    -----------  -----------
EXPENSES

Depreciation . . . . . . . . . . . . . . .       215        284            673          867
Repairs and maintenance. . . . . . . . . .       338        266            814        1,081
Equipment operating expenses . . . . . . .        30         30             99           91
Insurance expense. . . . . . . . . . . . .        20         17             59           97
Management fees to affiliate . . . . . . .        33         32             94           93
General and administrative expenses
      to affiliates. . . . . . . . . . . .        21         23             58          158
Other general and administrative expenses.       182        136            474          560
Provision for (recovery of) bad debts. . .         4         10            (16)         153
                                           ----------  ---------    -----------  -----------
    Total expenses . . . . . . . . . . . .       843        798          2,255        3,100
                                           ----------  ---------    -----------  -----------
Net income (loss). . . . . . . . . . . . .  $   (143)   $    20     $      888   $     (686)
                                           ==========  =========    ===========  ===========
PARTNERS' SHARE OF NET INCOME (LOSS):

Limited partners . . . . . . . . . . . . .  $   (143)   $    20     $      888   $     (754)
General Partner. . . . . . . . . . . . . .         --        --             --           68
                                           ----------  ---------    -----------  -----------
Total. . . . . . . . . . . . . . . . . . .  $   (143)   $    20     $      888   $     (686)
                                           ==========  =========    ===========  ===========
Limited partners' net income (loss) per
      weighted-average depositary unit . .  $  (0.02)   $    --     $     0.12   $    (0.10)
                                           ==========  =========    ===========  ===========
Cash distributions . . . . . . . . . . . .  $      --   $    --     $       --   $    1,363
                                           ==========  =========    ===========  ===========
Cash distributions per limited partners'
      weighted-average depositary unit . .  $      --   $    --     $       --   $     0.18
                                           ==========  =========    ===========  ===========














       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2002
                            (in thousands of dollars)
                                   (unaudited)


                                               Limited     General
                                               Partners    Partner    Total
                                              ==========  =========  ========
  Partners' capital as of December 31, 2000.  $   6,552   $     --   $ 6,552

Net (loss) income. . . . . . . . . . . . . .        (26)        68        42

Cash distribution. . . . . . . . . . . . . .     (1,295)       (68)   (1,363)
                                              ----------  ---------  --------
  Partners' capital as of December 31, 2001.      5,231         --     5,231
                                              ----------  ---------  --------

Net income . . . . . . . . . . . . . . . . .        888         --       888
                                              ----------  ---------  --------
  Partners' capital as of September 30, 2002  $   6,119   $     --   $ 6,119
                                              ==========  =========  ========







































       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                   2002         2001
                                                                  -------------------
OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $   888    $  (686)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      673        867
  (Recovery of)  provision for bad debt. . . . . . . . . . . . .     (16)        153
  Net gain on disposition of equipment . . . . . . . . . . . . .  (1,251)       (343)
  Changes in operating assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . . . .      195         99
    Prepaid expenses and other assets. . . . . . . . . . . . . .     (24)         13
    Accounts payable and accrued expenses. . . . . . . . . . . .       82       (229)
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . .     (12)        (18)
    Lessee deposits and reserve for repairs. . . . . . . . . . .       --       (237)
                                                                 ---------   --------
      Net cash provided by (used in) operating activities. . . .      535       (381)
                                                                 ---------   --------
INVESTING ACTIVITIES
Proceeds from disposition of equipment . . . . . . . . . . . . .    1,354        374
                                                                 ---------   --------
      Net cash provided by investing activities. . . . . . . . .    1,354        374
                                                                 ---------   --------
FINANCING ACTIVITIES
Cash distribution paid to limited partners . . . . . . . . . . .       --     (1,295)
Cash distribution paid to General Partner. . . . . . . . . . . .       --        (68)
                                                                 ---------   --------
      Net cash used in financing activities. . . . . . . . . . .       --     (1,363)
                                                                 ---------   --------
Net increase (decrease) in cash and cash equivalents . . . . . .    1,889     (1,370)

Cash and cash equivalents at beginning of period . . . . . . . .    1,958      2,538
                                                                 ---------   --------
Cash and cash equivalents at end of period . . . . . . . . . . .  $ 3,847    $ 1,168
                                                                 =========   ========





















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund II (the Partnership) as of September 30, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three and nine months ended September 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to September 30, 2002, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

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

3.     Cash  Distribution
       ------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. No cash distributions were paid to the limited partners during the three months ended September 30, 2002 and 2001 and during the nine months ended September 30, 2002. For the nine months ended September 30, 2001, cash distributions totaled $1.4 million. Cash distributions to the limited partners of $1.3 million for the nine months ended September 30, 2001, were deemed to be a return of capital.

4.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of September 30, 2002 and December 31, 2001 of $30,000 and $42,000, respectively, is a payable due to FSI and its affiliate for management fees.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                September 30,     December 31,
                                    2002              2001
                               ===============  ==============
Trailers. . . . . . . . . . .  $        9,403   $       9,404
Railcars. . . . . . . . . . .           7,098          10,705
Marine containers . . . . . .             373           1,010
                               ---------------  --------------
                                       16,874          21,119
Less accumulated depreciation         (14,667)        (18,146)
                               ---------------  --------------
      Net equipment . . . . .  $        2,207   $       2,973
                               ===============  ==============


As of September 30, 2002, all equipment was on lease, except for 19 marine containers and 49 railcars with an aggregate net book value of $26,000. As of December 31, 2001, all equipment was on lease, except for 223 railcars and 7 marine containers with an aggregate net book value of $0.2 million.

For the nine months ended September 30, 2002, the Partnership disposed of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for proceeds of $1.4 million. During the nine months ended September 30, 2001, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $41,000, for proceeds of $0.4 million.

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


                                            Marine
For the three months ended                Container    Trailer   Railcar      All
September 30, 2002                         Leasing     Leasing   Leasing    Other 1    Total
--------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $        1  $    353   $    297  $     --   $  651
  Interest income and other. . . . . . .          --        --         --        14       14
  Loss on disposition of equipment . . .          14        13          8        --       35
                                          ----------  ---------  --------  ---------  -------
     Total revenues. . . . . . . . . . .          15       366        305        14      700
                                          ----------  ---------  --------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .          --       300         73        15      388
  Depreciation . . . . . . . . . . . . .           1       132         82        --      215
  Management fees to affiliates. . . . .          --        18         15        --       33
  General and administrative expenses. .          --        73         29       101      203
  Provision for (recovery of) bad debts.          --        --          4        --        4
                                          ----------  ---------  --------  ---------  -------
      Total costs and expenses . . . . .           1       523        203       116      843
                                          ----------  ---------  --------  ---------  -------
Net income (loss). . . . . . . . . . . .  $       14  $   (157)  $    102  $   (102)  $ (143)
                                          ==========  =========  ========  =========  =======

Total assets as of September 30, 2002. .  $       28  $  2,436   $    137  $  3,890   $6,491
                                          ==========  =========  ========  =========  =======


________________________
1 Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     Operating  Segments  (continued)
       -------------------


                                            Marine
For the three months ended                 Container   Trailer    Railcar      All
September 30, 2001                          Leasing    Leasing    Leasing    Other 1   Total
--------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $       (2)  $    414  $    244   $     --   $  656
  Interest income and other. . . . . . .          --         --        --          9        9
  Gain on disposition of equipment . . .         132         14         7         --      153
                                          -----------  --------  ---------  ---------  ------
     Total revenues. . . . . . . . . . .         130        428       251          9      818
                                          -----------  --------  ---------  ---------  ------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .          --        198        99         16      313
  Depreciation . . . . . . . . . . . . .           1        133       150         --      284
  Management fees to affiliates. . . . .          --         21        11         --       32
  General and administrative expenses. .          --         75        24         60      159
  Provision for (recovery of) bad debts.          (9)        --        19         --       10
                                          -----------  --------  ---------  ---------  ------
      Total costs and expenses . . . . .          (8)       427       303         76      798
                                          -----------  --------  ---------  ---------  ------
Net income (loss). . . . . . . . . . . .  $      138   $      1  $    (52)  $    (67)  $   20
                                          ===========  ========  =========  =========  ======




                                              Marine
For the nine months ended                   Container    Trailer    Railcar      All
September 30, 2002                           Leasing     Leasing    Leasing    Other 1    Total
-----------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $        1  $  1,077   $    779   $     --   $1,857
  Interest income and other. . . . . . . .          --        --         --         35       35
  Gain (loss) on disposition of equipment.          22         9      1,220         --    1,251
                                            ----------  ---------  ---------  ---------  -------
     Total revenues. . . . . . . . . . . .          23     1,086      1,999         35    3,143
                                            ----------  ---------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .          --       756        170         46      972
  Depreciation . . . . . . . . . . . . . .           3       394        276         --      673
  Management fees to affiliates. . . . . .          --        53         41         --       94
  General and administrative expenses. . .          --       213         83        236      532
  Provision for (recovery of) bad debts. .          --        25        (41)        --      (16)
                                            ----------  ---------  ---------  ---------  -------
      Total costs and expenses . . . . . .           3     1,441        529        282    2,255
                                            ----------  ---------  ---------  ---------  -------
Net income (loss). . . . . . . . . . . . .  $       20  $   (355)  $  1,470   $   (247)  $  888
                                            ==========  =========  =========  =========  =======




                                              Marine
For the nine months ended                    Container    Trailer    Railcar    Aircraft      All
September 30, 2001                            Leasing     Leasing    Leasing    Leasing     Other 1    Total
------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $      (23)  $  1,184   $    860   $      --   $     --   $2,021
  Interest income and other. . . . . . . .          --         --         --          --         50       50
  Gain (loss) on disposition of equipment.         328         15         10         (10)        --      343
                                            -----------  ---------  ---------  ----------  ---------  -------
     Total revenues. . . . . . . . . . . .         305      1,199        870         (10)        50    2,414
                                            -----------  ---------  ---------  ----------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .          --        586        590          --         93    1,269
  Depreciation . . . . . . . . . . . . . .          19        395        450          --         --      867
  Management fees to affiliates. . . . . .          (2)        59         36          --         --       93
  General and administrative expenses. . .           1        223         70          --        424      718
  Provision for (recovery of) bad debts. .           8          9        136          --         --      153
                                            -----------  ---------  ---------  ----------  ---------  -------
      Total costs and expenses . . . . . .          26      1,275      1,282          --        517    3,100
                                            -----------  ---------  ---------  ----------  ---------  -------
Net income (loss). . . . . . . . . . . . .  $      279   $    (76)  $   (412)  $     (10)  $   (467)  $ (686)
                                            ===========  =========  =========  ==========  =========  =======


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



                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Net  Income  (Loss)  Per  Weighted-Average  Depositary  Unit
       ------------------------------------------------------------

Net income (loss) per weighted-average depositary unit was computed by dividing net income (loss) attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and nine months ended September 30, 2002 and 2001 was 7,381,265.

8     Liquidation
      -----------

On January 1, 1999, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. Given the current economic environment, and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    ---  --------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  the PLM Equipment Growth Fund II's (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  September  30,  2002  and  2001
------------------------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and insurance expenses) on owned equipment decreased during the third quarter of 2002 compared to the same quarter of 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 6 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                    For the Three Months
                    Ended September 30,
                    2002           2001
                   =====================
Railcars. . . . .  $    224    $    145
Trailers. . . . .        53         216
Marine containers         1          (2)


Railcars: Railcar lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the third quarter of 2002, compared to $0.2 million and $0.1 million, respectively, during the same quarter of 2001. Lease revenue increased $0.1 million due to fewer cars being off-lease in the three months ended September 30, 2002 compared to the same period of 2001.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.3 million, respectively, for the third quarter of 2002, compared to $0.4 million and $0.2 million, respectively, during the same quarter of 2001. Trailer lease revenue decreased $0.1 million in the three months ended September 30, 2002 compared to the same period of 2001 due to lower utilization on the Partnership's trailer fleet.

 (B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses were $0.5 million for the third quarter of 2002 and 2001. Significant variances are explained as follows:

(i) A $0.1 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2002 and 2001.

(ii) A $44,000 increase in the general and administrative expenses was due to increased professional services costs.

(C)     Gain  on  Disposition  of  Owned  Equipment

Gain on disposition of equipment in the third quarter of 2002 totaled $35,000, and resulted from the disposition of railcars and marine containers. Gain on disposition of equipment for the third quarter of 2001 totaled $0.2 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $19,000, for proceeds of $0.2 million.

(D)     Net  Income  (Loss)

As a result of the foregoing, the Partnership's net loss was $0.1 million for the third quarter of 2002, compared to net income of $20,000 during the third quarter of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 2002 is not necessarily indicative of future periods.

Comparison  of  the  Partnership's  Operating  Results for the Nine months Ended
--------------------------------------------------------------------------------
September  30,  2002  and  2001
-------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment increased during the nine months ended September 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                    For the Nine Months
                    Ended September 30,
                     2002         2001
                    ===================
Railcars. . . . .  $    609   $    270
Trailers. . . . .       321        598
Marine containers         1        (23)


Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the nine months ended September 30, 2002, compared to $0.9 million and $0.6 million, respectively, during the same period of 2001. Lease revenue decreased $0.1 million due to the disposition of railcars in 2001 and 2002. Direct expenses decreased $0.4 million in the nine months ended September 30, 2002 compared to the same period of 2001 due to fewer repairs being required for the railcar portfolio in 2002.

Trailers: Trailer lease revenues and direct expenses were $1.1 million and $0.8 million, respectively, for the nine months ended September 30, 2002, compared to $1.2 million and $0.6 million, respectively, during the same period of 2001. Trailer lease revenues decreased $0.1 million in the nine months ended September 30, 2002 compared to the same period of 2001 due to lower utilization on the Partnership's trailer fleet. Trailer direct expenses increased $0.2 million in the nine months ended September 30, 2002 compared to 2001 due to increased repair and maintenance costs in 2002.

Marine containers: Marine container lease revenues were $1,000 and $(23,000) in the nine months ended September 30, 2002 and 2001, respectively. The negative $23,000 of lease revenues in the nine months ended September 30, 2001 resulted from actual lease revenue in previous periods being lower than was previously accrued. The Partnership has been disposing of marine containers in 2001 and 2002.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $1.3 million for the nine months ended September 30, 2002 decreased from $1.9 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.2 million decrease in general and administrative expenses during the nine months ended September 30, 2002 resulted from the reduction in the size of the Partnership's equipment portfolio over the last twelve months.

(ii) A $0.2 million decrease in the provision for bad debts due to fewer receivables being reserved for as bad debts in the nine months ended September 30, 2002 compared to the same period of 2001.

     (iii) A $0.2 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2002 and 2001.

(C)     Gain  on  Disposition  of  Owned  Equipment

Gain on disposition of equipment in the nine months ended September 30, 2002 totaled $1.3 million, and resulted from the disposition of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for aggregate proceeds of $1.4 million. Gain on disposition of equipment for the nine months ended September 30, 2001 totaled $0.3 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $41,000, for proceeds of $0.4 million.





(D)     Net  Income  (Loss)

As a result of the foregoing, the Partnership's net income was $0.9 million for the nine months ended September 30, 2002, compared to net loss of $0.7 million during the nine months ended September 30, 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 2002 is not necessarily indicative of future periods.

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

(III)     FINANCIAL  CONDITION  -  CAPITAL  RESOURCES  AND  LIQUIDITY

For the nine months ended September 30, 2002, the Partnership generated $0.5 million in operating cash to meets its obligations.

During the nine months ended September 30, 2002, the Partnership disposed of marine containers, railcars and trailers and received proceeds of $1.4 million.

Accounts receivable decreased $0.2 million during the nine months ended September 30, 2002 due to the reduction in the size of the Partnership's equipment portfolio.

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

 (IV)  OUTLOOK  FOR  THE  FUTURE

The Partnership is in its liquidation phase. Given the current economic environment, and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

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

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2002 and beyond include:

1. Through the first nine months of 2002, U.S. and Canadian freight carloads decreased 1% and 3% respectively, compared to the same period of 2001. There has been, however, a recent increase in some of the commodities that drive demand for those types of railcars most prevalent in the partnership's fleet. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle cars in their fleets.

2. Utilization of intermodal trailers owned by the Partnership decreased 15% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decline was similar to the decline in industry wide utilization. As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Partnership's trailers has entered bankruptcy. While the Partnership did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future.

3. The Partnership's fleet of marine containers is in excess of twelve years of age and is no longer suitable for use in international commerce either due to its specific physical condition, or lessee's preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age. The marine containers are being marketed for sale.

4. The General Partner has seen in increase in insurance premiums on its equipment portfolio and is finding it more difficult to place the coverage. Premiums for the equipment types owned by the Partnership have increased over 25%. The increase in premiums caused by the increase in rate will be partially mitigated by the reduction in the value of the Partnership equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2002, 19% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.







                      (This space intentionally left blank)

                           PART II  OTHER INFORMATION



ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

     None.

     (b)     Reports  on  Form  8-K
             ----------------------

     None.

------
CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund II.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  11,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President

CONTROL  CERTIFICATION



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund II.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  11,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer
     (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



PLM  EQUIPMENT  GROWTH  FUND  II
By:     PLM  Financial  Services,  Inc.
        General  Partner




Date:  November  11,  2002     By:  /s/  Richard  K  Brock
                                  ------------------------
     Richard  K  Brock
     Chief  Financial  Officer




CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund II (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



               PLM  EQUIPMENT  GROWTH  FUND  II

          By:     PLM  Financial  Services,  Inc.
               General  Partner



Date:  November  11,  2002     By:  /s/  James  A.  Coyne
                                  -----------------------
     James  A.  Coyne
     President


Date:  November  11,  2002     By:  /s/  Richard  K  Brock
                                    ----------------------
          Richard  K  Brock
          Chief  Financial  Officer