Form 10-K
period 2002-12-31
PLM EQUIPMENT GROWTH FUND II
filed 2003-03-27
CIK 812072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002.

     [  ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE
               SECURITIES  EXCHANGE  ACT  OF  1934
               FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 1-10553
                             _______________________

                          PLM EQUIPMENT GROWTH FUND II
             (Exact name of registrant as specified in its charter)

                       CALIFORNIA                        94-3041013
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)

               235 3RD STREET SOUTH, SUITE 200
                    ST. PETERSBURG, FL                        33701
          (Address of principal executive offices)          (Zip code)

        Registrant's telephone number, including area code (727) 803-1800
                             _______________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value  of  voting  stock:  N/A

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:

Class                             Outstanding  at  March  26,  2003
-----                             ---------------------------------
Limited  partnership  depositary  units:     7,381,265
General  Partnership  units:                     1

An index of exhibits filed with this Form 10-K is located at page 40 Total number of pages in this report: 49

                                     PART I

ITEM  1.     BUSINESS
             --------

(A)     Background

On April 2, 1987, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 depositary units (the units) in PLM Equipment Growth Fund II, a California limited partnership (the Partnership, the Registrant, or EGF II). The Partnership's offering became effective on June 5, 1987. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The  Partnership's  primary  objectives  are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence, high residual-value equipment which was purchased with the net proceeds of the initial partnership offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Partnership;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or, unless the Partnership is terminated earlier, upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse effect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flow from operations, less reasonable reserves are used to pay distributions to the partners;

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

As  of  December  31,  2002,  there were 7,381,265 depositary units outstanding.

     On January 1, 1999, the Partnership entered its liquidation phase and in accordance with the limited partnership agreement, the General Partner has commenced an orderly liquidation of the Partnership's assets. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the cost of equipment in the Partnership's portfolio, as of December 31, 2002 (in thousands of dollars):

                                     TABLE 1
                                     -------


Units          Type                           Manufacturer       Cost
-------------------------------------------------------------------

Owned equipment held for operating leases:

612. .  . . .  Intermodal trailers            Various         $ 9,404
118. . .. . .  Mill gondola railcars          Various           3,340
111. . .  . .  Pressurized tank railcars      Various           3,131
26 . . . .  .  Covered hopper railcars        ACF Industries      408
10 . .  . . .  Nonpressurized tank railcars   Various             218

        Total owned equipment held for operating lease        $16,501 (1)



Lease revenues for dry piggyback trailers are based on a per-diem lease in the free running interchange with the railroads. Railcars are leased under operating leases with terms of six months to six years.

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


1 Includes equipment purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly ownedsubsidiary of FSI. All equipment was used equipment at the time of purchase.

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

(D)     Demand

The Partnership currently operates in two operating segments: railcar leasing and trailer leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership equipment is used to transport materials and commodities rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Intermodal  Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past seven years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2002, demand for intermodal trailers was much more depressed than historic norms. Unusually low demand occurred over the first half of the year due to a rapidly slowing economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 10% compared to the prior year. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to 75% in 2000 to 63% in 2001 and further declined to a record low of 50% in 2002.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership's intermodal trailers during 2002. The largest Partnership trailer customer, Consolidated Freightways, abruptly shut down their operations and declared bankruptcy during 2002. This situation was largely offset by extensive efforts with other carriers to increase market share. Even with these efforts, average utilization of the Partnership's intermodal trailers for the year 2002 dropped 12% from 2001 to approximately 61%, still 11% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Due to the anticipated continued weakness in the overall economy intermodal trailer shipments are forecast to decline by 10% to 15% in 2003, compared to 2002. As such, the nationwide supply of intermodal trailers is expected to have approximately 27,000 units in surplus for 2003. The maintenance costs have increased approximately 12% from 2001 due to improper repair methods performed by the railroads' vendors and billed to owners.

The General will continue to seek to expand its customer base and undertake significant efforts to reduce cartage and maintenance costs, such as minimizing trailer downtime at repair shops and terminals.

(2)     Railcars

(a)     Mill  Gondola  Railcars

Mill gondola railcars are typically used to transport scrap steel for recycling from steel processors to small steel mills called minimills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Within the United States, carloadings for the commodity group that includes scrap steel decreased over 12% in 2001, and while there has been a small recovery this last year, it has not been sufficient to buoy car demand. These cars remain in storage.


(b)     Pressurized  Tank  Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. LPG consumption is expected to grow over the next few years as most new electricity generation capacity is expected to be gas fired. Within any given year, consumption is particularly influenced by the severity of winter temperatures.

Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 2% in 2002 after a 5% decline in 2001. Even with this further decrease in industry-wide demand, the utilization of pressurized tank railcars across the Partnership was in the 85% range during the year. The availability of cars to lease was affected by the advancing age of this fleet and related corrosion issues on foam insulated cars.

(c)     Covered  Hopper  (Grain)  Railcars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2002; carloadings were down 3% when compared to 2001 volumes. There has been a consistent pattern of decline in the number of carloadings over the last several years.

The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the US, due to higher population growth, a rapid industrialization pace, and rising disposable income.

Other factors contributing to the softness in demand for covered hopper railcars are the large number of new railcars built in the late 1990s and the more efficient utilization of covered hoppers by the railroads. As in prior years, any covered hopper railcars that were leased were done so at considerably lower rental rates.

Many of the Partnership's cars are smaller and thus less desirable than those currently being built. Because of this factor, the lack of any prospect for improvement in car demand, and the large number of idle cars throughout the industry, the Partnership has sold a number of these cars. As a result, utilization rose to 70% at the end of 2002.

(d)     General  Purpose  (Nonpressurized)  Tank  Railcars

General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2002 carloadings of the commodity group that includes chemicals and petroleum products reversed previous declines and rose 4% after a fall of 5% during 2001. Utilization of the Partnership's nonpressurized tank railcars has been increasing reflecting this market condition and presently stands at about 75%.

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

The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars. This does not include any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 109 jacketed tank railcars and 10 non-jacketed tank railcars. There are 7 jacketed tank railcars and 5 non-jacketed tank railcars that will need re-qualification in 2003 or 2004.

During the fourth quarter of 2002, the Partnership recalled three owned tank railcars to due a general recall for a manufacturing defect allowing extensive corrosion of the railcars' internal lining. The fair value and net book value per railcar was $2,000 and $-0-, respectively. Accordingly, the Partnership did not record an impairment loss. Repairs of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease.

As of December 31, 2002, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM  2.     PROPERTIES
             ----------

The Partnership neither owns nor leases any properties other than the equipment it has purchased. As of December 31, 2002, the Partnership owned a portfolio of transportation and related equipment as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $150.0 million, proceeds from debt financing of $35.0 million and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 235 3rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

The Partnership, together with affiliates, initiated litigation in various official forums in 2000 and 2001 in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, the General Partner decided to minimize its collection efforts from the Indian lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.





ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2002.


                                     PART II

ITEM  5.     MARKET  FOR  THE  PARTNERSHIP'S  EQUITY AND RELATED DEPOSITARY UNIT
             -------------------------------------------------------------------
MATTERS
    ---

Pursuant to the terms of the partnership agreement, the General Partner is entitled to a 5% interest in the profits, losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Partnership are owned, as of December 31, 2002, by the 6,016 unit holders of units in the Partnership.

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

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

Table  2,  below,  lists  selected  financial  data  for  the  Partnership:

                                     TABLE 2
                                     -------

                        For the Years Ended December 31,
   (In thousands of dollars, except weighted-average depositary unit amounts)

                                                         2002     2001      2000     1999    1998
                                                          ---------------------------------------
Operating results:
  Total revenues. . . . .  . . . . . . . . . . . . . .  $3,841   $3,823    $7,878  $6,367  $13,567
  Gain on disposition of equipment. . .. . . . . . . .   1,233      929     2,448     328    5,990
  Equity in net income (loss) of
    unconsolidated special-purpose
    entities. . . . . . . . . . . . . . . .    . . . .      --       --     1,304    (448)  (1,484)
  Net income. . . . . . . . .  . . . . . . . . . . . .     921       42     4,207     934    6,031

At year-end:
  Total assets. . .  . . . . . . . . . . . . . . . . .  $6,492   $5,533    $7,535  $8,858  $ 12,474
  Total liabilities . . .  . . . . . . . . . . . . . .     340      302       983   1,202     1,207

Cash distribution . . . . . . . . . . . .  . . . . . .  $   --   $1,363    $4,534  $4,545  $  4,604
Special distribution. . .  . . . . . . . . . . . . . .  $   --   $   --    $  777  $   --  $  3,885

Total cash distribution . .. . . . . . . . . . . . . .  $   --   $1,363    $5,311  $4,545  $  8,489

Cash distribution representing a
    return of capital to the limited
    partners. . . . . . . . . . . . .. . . . . . . . .  $   --   $1,295    $1,104  $3,611  $  2,458

Per weighted-average depositary unit:

Net income (loss)                                       $ 0.12 1 $(0.00) 1 $0.53 1 $0.10 1 $0.76 1

Cash distribution . . . . . . . . .. . . . . . . . . .  $   --   $  0.18   $ 0.58  $ 0.58  $  0.59
Special distribution.  . . . . . . . . . . . . . . . .  $   --   $   --    $ 0.10  $   --  $  0.50

Total cash distribution .  . . . . . . . . . . . . . .  $   --   $ 0.18    $ 0.68  $ 0.58  $  1.09

Cash distribution representing a
    return of capital to the limited
    partners. . . . . . .. . . . . . . . . . . . . . .  $   --   $ 0.18    $ 0.15  $ 0.49  $  0.33


1 After an increase of income of $46,000 ($0.01 per weighted-average depositary unit) in 2002, representing special allocations from the General Partner. After a reduction of income of $0.1 million ($0.01 per weighted-average depositary unit) in 2001 and 2000, representing special allocations to the General Partner. After a reduction of income of $0.2 million ($0.02 per weighted-average depositary unit) in 1999, representing special allocations to the General Partner. After reductions in net income of $0.1 million ($0.02 per weighted-Average depositary unit) in 1998, representing special allocations to the General Partner. (See Note 1 to the financial statements)

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

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

(B)     Results  of  Operations  --  Factors  Affecting  Performance

(1)     Re-leasing  Activity  and  Repricing  Exposure  to  Current  Economic
Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Partnership's equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2002 across its railcar and trailer portfolio.

     (a) Railcars: The relatively short duration of most leases exposes the railcars to considerable re-leasing activity. As of December 31, 2002, the Partnership had 64 railcars off-lease. Additional railcar leases will expire in 2003. The Partnership's railcar lease revenue declined approximately $0.1 million from 2001 to 2002 due to the sale and disposition of railcars during 2001 and 2002.

     (b) Trailers: The Partnership's trailer portfolio operates with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. The Partnership's lease revenue decreased approximately $0.1 million from 2001 to 2002 primarily due lower utilization on the trailer fleet in 2002 compared to 2001.

(2)     Equipment  Liquidations

Liquidation of Partnership equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. During the year ended December 31, 2002, the Partnership sold or disposed of marine containers and railcars, with an aggregate net book value of $0.1 million, for proceeds of $1.4 million.

(3)     Equipment  Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of " (SFAS No. 121), the General Partner reviewed the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaced SFAS No. 121. In accordance with SFAS No. 144, the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

No reductions to the equipment carrying values were required for the years ended December 31, 2002, 2001, or 2000.

(C)     Financial  Condition  --  Capital  Resources  and  Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the original partners are permitted under the terms of the limited partnership agreement. As of December 31, 2002, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

For the year ended December 31, 2002, the Partnership generated $0.7 million in cash from its operating activities.

During the year ended December 31, 2002, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.1 million, for proceeds of $1.4 million.

Accounts receivable decreased $0.2 million during the year ended December 31, 2002 due to the decrease in lease revenue caused by the reduction in the size of the equipment portfolio.

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

(D)     Critical  Accounting  Policies  and  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential undiscounted future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever there is an indicator that an impairment may exist, the General Partner reviews the carrying value of equipment to determine if the carrying value of the asset may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future undiscounted cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record an impairment loss.

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

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered possible and accrued if considered probable after consultation with counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E)     Recent  Accounting  Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

(F)     Results  of  Operations  --  Year-to-Year  Detailed  Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2002 and
2001.

(a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 2002 compared to 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 5 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):



                           For the Years
                         Ended December 31,
                         2002        2001
                        -------------------
Railcars. . . . .      $     790  $    401
Trailers. . . . .            583       785
Marine containers              2       (25)


Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the year ended December 31, 2002, compared to $1.1 million and $0.7 million, respectively, during 2001. Lease revenue decreased $0.1 million due to the disposition of railcars in 2001 and 2002. Direct expenses decreased $0.5 million in the year ended December 31, 2002 compared to 2001 due to fewer repairs being required for the railcar portfolio in 2002.

Trailers: Trailer lease revenues and direct expenses were $1.5 million and $0.9 million, respectively, for the year ended December 31, 2002, compared to $1.6 million and $0.8 million, respectively, during the same period of 2001. Trailer lease revenues decreased $0.1 million in the year ended December 31, 2002 compared to 2001 due to lower utilization on the Partnership's trailer fleet. Trailer direct expenses increased $0.1 million in the year ended December 31, 2002 compared to 2001 due to increased repair and maintenance costs in 2002.

Marine containers: Marine container lease revenues were $3,000 and $(24,000) in the year ended December 31, 2002 and 2001, respectively. The negative $24,000 of lease revenues in the year ended December 31, 2001 resulted from actual lease revenue in previous periods being lower than was previously accrued. As of December 31, 2002, the Partnership had disposed of its entire marine container portfolio.

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $1.7 million for the year ended December 31, 2002 decreased from $2.2 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.3 million decrease in depreciation expense from 2001 levels reflects the effect of asset dispositions in 2002 and 2001.

     (ii) A $0.2 million decrease in general and administrative expenses during the year ended December 31, 2002 resulted from the reduction in the size of the Partnership's equipment portfolio over the last twelve months.

(c)     Gain  on  Disposition  of  Owned  Equipment

Gain on disposition of equipment in the year ended December 31, 2002 totaled $1.2 million, and resulted from the disposition of marine containers and railcars with an aggregate net book value of $0.1 million for aggregate proceeds of $1.4 million. Gain on disposition of equipment for the year ended December 31, 2001 totaled $0.9 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.7 million. Included in the gain on sale are unused repair reserves of $0.3 million.

(d)     Net  Income

As a result of the foregoing, the Partnership's net income was $0.9 million for the year ended December 31, 2002, compared to net income of $42,000 during the year ended December 31, 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 2002 is not necessarily indicative of future periods.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and
2000.


(a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating expense and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001, when compared to 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                            For the Years
                          Ended December 31,
                          2001         2000
                         -------------------
Trailers. . . . .       $     785  $   1,217
Railcars. . . . .             401      1,983
Marine containers            (25)         75


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

(c)     Gain  on  Disposition  of  Owned  Equipment

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

(G)     Geographic  Information

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

The Partnership's owned equipment on lease to US-domiciled lessees consists of trailers and railcars. During 2002, lease revenues generated by owned equipment in the United States accounted for 82% of the lease revenues, while generating net operating income of $0.5 million.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars. During 2002, lease revenues generated by owned equipment in Canada accounted for 18% of the lease revenues, while generating a net income of $0.7 million

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 2002, 2001, or 2000.

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

(J)     Outlook  for  the  Future

The Partnership is in its liquidation phase. Given the current economic environment and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life. The liquidation phase will end on December 31, 2006, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events.

Several factors may affect the Partnership's operating performance in 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 2003 and beyond include:

1. Through 2002, U.S. and Canadian freight carloads decreased 1% and 3%, respectively, compared to 2001. There has been, however, a recent increase in some of the commodities that drive demand for those types of railcars most prevalent in the Partnership's fleet. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle cars in their fleets.

2. Utilization of intermodal trailers owned by the Partnership decreased 12% during 2002 compared to 2001. This decline was similar to the decline in industry-wide utilization. As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Partnership's trailers has entered bankruptcy. While the Partnership did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future.

3. The General Partner has seen an increase in insurance premiums on its equipment portfolio and is finding it more difficult to place the coverage. Premiums for the equipment types owned by the Partnership have increased over 25%. The increase in premiums caused by the increase in rate will be partially mitigated by the reduction in the value of the Partnership equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim.

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

Several other factors may affect the Partnership's operating performance in 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The other factors affecting the Partnership's contribution in 2003 and beyond include:

(1)     Repricing  Risk

Certain of the Partnership's trailers and railcars will be remarketed in 2003 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership's assets. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

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

The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars. This does not include any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 109 jacketed tank railcars and 10 non-jacketed tank railcars. There are 7 jacketed tank railcars and 5 non-jacketed tank railcars that will need re-qualification in 2003 or 2004.

During the fourth quarter of 2002, the Partnership recalled three owned tank railcars to due a general recall for a manufacturing defect allowing extensive corrosion of the railcars' internal lining. The fair value and net book value per railcar was $2,000 and $-0-, respectively. Accordingly, the Partnership did not record an impairment loss. Repairs of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease.

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

Since the Partnership is in its active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in special distributions to unitholders.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
              ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2002, 12% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.


ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURES
    ------------------

(A)     Disagreements  with  Accountants on Accounting and Financial Disclosures
None

(B)     Changes  in  Accountants
In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued an unqualified opinion on the 2000 financial statements. During 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.
              ------------------------------------------------------------------

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:



Name              Age   Position


Gary D. Engle .  53   Director, PLM Financial Services, Inc., PLM Investment
                      Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne   42   Director, Secretary and President, PLM Financial
                      Services, Inc. and PLM Investment Management, Inc.,
                      Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock  40   Director and Chief Financial Officer, PLM Financial
                      Services, Inc., PLM Investment Management, Inc. and PLM
                      Transportation Equipment Corp.


Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC ('"MILPI"). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed President of PLM Financial Services, Inc. in August 2002. He was appointed a Director and Secretary of PLM Financial Services, Inc. in April 2001. He was appointed a director of PLM International, Inc. in
February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Richard K Brock was appointed a Director and Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at the PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2002.





ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

     (A)     Security  Ownership  of  Certain  Beneficial  Owners

The General Partner is entitled to a 5% interest in the profits and losses (subject to certain allocations of income) and distributions of the Partnership. As of December 31, 2002, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

     (B)     Security  Ownership  of  Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any depositary units of the Partnership as of December 31, 2002.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

          Transactions  with  Management  and  Others

During 2002, management fees to IMI were $0.1 million. During 2002, the Partnership reimbursed FSI and its affiliates $0.1 million for administrative services and data processing expenses performed on behalf of the Partnership.

The balance due to affiliates as of December 31, 2002 and 2001 includes $33,000 and $42,000, respectively, due to FSI and its affiliates for management fees.

ITEM  14.     CONTROLS  AND  PROCEDURES
              -------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Partnership's principal Executive Officer and Chief Financial Officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (A)     1.     Financial  Statements

The  financial  statements  listed  in  the  accompanying  Index  to  Financial
Statements  are  filed  as  part  of  this  Annual  Report  on  Form  10-K.

2.     Financial  Statements  required  under  Regulation  S-X  Rule  3-09.

The following financial statements are filed as an exhibit of the Annual Report on Form 10-K.

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

Financial  Statements  required  under  Regulation  S-X  Rule  3-09.
     99.1  East  West  925

CONTROL  CERTIFICATION



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth Fund II.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  James  A.  Coyne
                                    ---------------------
                                    James  A.  Coyne
                                    President
                                   (Principal  Executive  Officer)

CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth Fund II.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  Richard  K  Brock
                                    ----------------------
                                    Richard  K  Brock
                                    Chief  Financial  Officer
                                   (Principal  Financial  Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated:  March  26,  2003     PLM  EQUIPMENT  GROWTH  FUND  II
     PARTNERSHIP

     By:     PLM  Financial  Services,  Inc.
          General  Partner



     By:     /s/  James  A.  Coyne
             ---------------------
             James  A.  Coyne
             President

     By:     /s/  Richard  K  Brock
             ----------------------
             Richard  K  Brock
             Chief  Financial  Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund II (the Partnership), that the Annual Report of the Partnership on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity     Date
----                         --------     ----




/s/  Gary  D.  Engle_________
-----------------------------
Gary  D.  Engle          Director,  FSI     March  26,  2003




/s/  James  A.  Coyne_______
----------------------------
James  A.  Coyne          Director,  FSI     March  26,  2003




/s/  Richard  K  Brock______
----------------------
Richard  K  Brock          Director,  FSI     March  26,  2003

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS

                                  (ITEM 15(A))


                                                                      Page
                                                                      ----

Independent  auditors'  reports                                      24-25

Balance  sheets  as  of  December  31,  2002  and  2001                 26

Statements  of  income  for  the  years  ended
     December  31,  2002,  2001,  and  2000                             27

Statements  of  changes  in  partners'  capital  for  the  years
     ended  December  31,  2002,  2001,  and  2000                      28

Statements  of  cash  flows  for  the  years  ended
     December  31,  2002,  2001,  and  2000                             29

Notes  to  financial  statements                                     30-39


All financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

INDEPENDENT  AUDITORS'  REPORT




The  Partners
PLM  Equipment  Growth  Fund  II:

We have audited the accompanying balance sheets of PLM Equipment Growth Fund II (the "Partnership"), as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events.


/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

INDEPENDENT  AUDITORS'  REPORT




The  Partners
PLM  Equipment  Growth  Fund  II:

We have audited the accompanying statements of income, changes in partners' capital and cash flows of PLM Equipment Growth Fund II ("the Partnership") for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund II, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 1999 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PLM Equipment Growth Fund II for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  2,  2001

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)




                                                               2002       2001
                                                             ---------  ---------
ASSETS
Equipment held for operating lease, at cost . . . . . . . .  $ 16,501   $ 21,119
Less accumulated depreciation . . . . . . . . . . . . . . .   (14,500)   (18,146)
                                                             ---------  ---------
    Net equipment . . . . . . . . . . . . . . . . . . . . .     2,001      2,973


Cash and cash equivalents . . . . . . . . . . . . . . . . .     4,025      1,958
Accounts receivable, less allowance for doubtful
    accounts of $47 in 2002 and $89 in 2001 . . . . . . . .       412        584
Prepaid expenses and other assets . . . . . . . . . . . . .        54         18
                                                             ---------  ---------
      Total assets. . . . . . . . . . . . . . . . . . . . .  $  6,492   $  5,533
                                                             =========  =========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses . . . . . . . . . . .  $    307   $    260
Due to affiliates . . . . . . . . . . . . . . . . . . . . .        33         42
                                                             ---------  ---------
   Total liabilities. . . . . . . . . . . . . . . . . . . .       340        302
                                                             ---------  ---------
Commitments and contingencies

Partners' capital
Limited partners (7,381,265 depositary units as of
   December 31, 2002 and 7,381,165 as of December 31, 2001)     6,152      5,231
General Partner . . . . . . . . . . . . . . . . . . . . . .        --         --
                                                             ---------  ---------
    Total partners' capital . . . . . . . . . . . . . . . .     6,152      5,231
                                                             ---------  ---------
      Total liabilities and partners' capital . . . . . . .  $  6,492   $  5,533
                                                             =========  =========



















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)




                                                            2002     2001     2000
                                                           -------  -------  -------
REVENUES
Lease revenue . . . . . . . . . . . . . . . . . . . . . .  $2,554   $2,673   $5,338
Interest and other income . . . . . . . . . . . . . . . .      54      221       92
Gain on disposition of equipment. . . . . . . . . . . . .   1,233      929    2,448
                                                           -------  -------  -------
   Total revenues . . . . . . . . . . . . . . . . . . . .   3,841    3,823    7,878
                                                           -------  -------  -------
EXPENSES

Depreciation. . . . . . . . . . . . . . . . . . . . . . .     857    1,127    1,581
Repairs and maintenance . . . . . . . . . . . . . . . . .   1,053    1,377    1,915
Equipment operating expenses. . . . . . . . . . . . . . .     111      121      119
Insurance expense . . . . . . . . . . . . . . . . . . . .      78      123       67
Management fees to affiliate. . . . . . . . . . . . . . .     129      132      269
General and administrative expenses to affiliate. . . . .      67      171      234
Other general and administrative expenses . . . . . . . .     642      699      848
(Recovery of) provision for bad debts . . . . . . . . . .     (17)      31      (58)
                                                           -------  -------  -------
   Total expenses . . . . . . . . . . . . . . . . . . . .   2,920    3,781    4,975
                                                           -------  -------  -------

Equity in net income of unconsolidated
    special-purpose entity. . . . . . . . . . . . . . . .      --       --    1,304
                                                           -------  -------  -------
      Net income. . . . . . . . . . . . . . . . . . . . .  $  921   $   42   $4,207
                                                           =======  =======  =======
PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners. . . . . . . . . . . . . . . . . . . . .  $  921   $  (26)  $3,942
General Partner . . . . . . . . . . . . . . . . . . . . .      --       68      265
                                                           -------  -------  -------
      Total . . . . . . . . . . . . . . . . . . . . . . .  $  921   $   42   $4,207
                                                           =======  =======  =======
Limited Partner's net income (loss) per weighted-average
    depositary unit . . . . . . . . . . . . . . . . . . .  $ 0.12   $(0.00)  $ 0.53
                                                           =======  =======  =======















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)



                                              Limited     General
                                              Partners    Partner    Total
                                             -------------------------------
  Partners' capital as of December 31, 1999  $   7,656   $     --   $ 7,656

Net income. . . . . . . . . . . . . . . . .      3,942        265     4,207

Cash distribution . . . . . . . . . . . . .     (4,308)      (226)   (4,534)

Special distribution. . . . . . . . . . . .       (738)       (39)     (777)
                                             ----------  ---------  --------
  Partners' capital as of December 31, 2000      6,552         --     6,552

Net (loss) income . . . . . . . . . . . . .        (26)        68        42

Cash distribution . . . . . . . . . . . . .     (1,295)       (68)   (1,363)
                                             ----------  ---------  --------
  Partners' capital as of December 31, 2001      5,231         --     5,231

Net income. . . . . . . . . . . . . . . . .        921         --       921
                                             ----------  ---------  --------
  Partners' capital as of December 31, 2002  $   6,152   $     --   $ 6,152
                                             ==========  =========  ========






























                 See accompanying notes to financial statements.





                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)




OPERATING ACTIVITIES                                               2002      2001      2000
                                                                 --------  --------  --------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   921   $    42   $ 4,207
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .      857     1,127     1,581
  Gain on disposition of equipment. . . . . . . . . . . . . . .   (1,233)     (929)   (2,448)
  Equity in net income of an unconsolidated special-
      purpose entity. . . . . . . . . . . . . . . . . . . . . .       --        --    (1,304)
  Changes in operating assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . . . . .      162       144       158
    Prepaid expenses and other assets . . . . . . . . . . . . .      (36)       17        12
    Accounts payable and accrued expenses . . . . . . . . . . .       47       (98)      130
    Due to affiliates . . . . . . . . . . . . . . . . . . . . .       (9)      (11)      (15)
    Lessee deposits and reserve for repairs . . . . . . . . . .       --      (162)     (334)
                                                                 --------  --------  --------
      Net cash provided by operating activities . . . . . . . .      709       130     1,987
                                                                 --------  --------  --------

INVESTING ACTIVITIES
Proceeds from disposition of equipment. . . . . . . . . . . . .    1,358       653     3,297
Distribution from liquidation of an unconsolidated
    special-purpose entity. . . . . . . . . . . . . . . . . . .       --        --     1,827
Additional investments in unconsolidated special-purpose entity       --        --      (156)
                                                                 --------  --------  --------
      Net cash provided by investing activities . . . . . . . .    1,358       653     4,968
                                                                 --------  --------  --------

FINANCING ACTIVITIES
Cash distribution paid to limited partners. . . . . . . . . . .       --    (1,295)   (4,308)
Cash distribution paid to General Partner . . . . . . . . . . .       --       (68)     (226)
Special distribution paid to limited partners . . . . . . . . .       --        --      (738)
Special distribution paid to General Partner. . . . . . . . . .       --        --       (39)
                                                                 --------  --------  --------
      Net cash used in financing activities . . . . . . . . . .       --    (1,363)   (5,311)
                                                                 --------  --------  --------

Net increase (decrease) in cash and cash equivalents. . . . . .    2,067      (580)    1,644
Cash and cash equivalents at beginning of year. . . . . . . . .    1,958     2,538       894
                                                                 --------  --------  --------
Cash and cash equivalents at end of year. . . . . . . . . . . .  $ 4,025   $ 1,958   $ 2,538
                                                                 ========  ========  ========













                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation
       -----------------------

Organization
------------

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

FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income and Distributions per Depositary Unit, below). Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. Such allocation of income may not cumulatively exceed five ninety-fifths of the aggregate of the capital contributions made by the limited partners and the reinvestment cash available for distribution. The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return. The General Partner does not anticipate that this fee will be earned.

Estimates
---------

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

Operations
----------

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

Accounting  for  Leases
-----------------------

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No.13). Lease origination costs are capitalized and amortized over the term of the lease.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Depreciation
------------

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

Transportation  Equipment
-------------------------

Equipment  held  for  operating  leases  is  stated  at  cost.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS No. 121), the General Partner reviewed the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), which replaced SFAS No. 121. In accordance with SFAS No. 144, the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

No reductions were required to the carrying value of the equipment during 2002, 2001, or 2000.

Investment  in  Unconsolidated  Special-Purpose  Entity
-------------------------------------------------------

The  Partnership  had  an  interest  in an unconsolidated special-purpose entity
(USPE) that owned an aircraft. This was a single purpose entity that did not have any debt. This interest was accounted for using the equity method. This aircraft was sold in the first quarter of 2000.

The Partnership's investment in the USPE included acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC), a wholly owned subsidiary of FSI. The Partnership's interest in the USPE was managed by IMI. The Partnership's equity interest in the net income of the USPE is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.  Basis  of  Presentation  (continued)
    -----------------------

Repairs  and  Maintenance
-------------------------

Repair and maintenance costs to railcars and trailers are usually the obligation of the Partnership. Maintenance costs for the marine containers were the obligation of the lessee. To meet the repair requirements of certain marine containers, reserve accounts were prefunded by the lessee. If an asset is sold and there is a balance in the reserve account for repairs to that asset, the balance in the reserve account is reclassified as additional sales proceeds. During 2001, the General Partner determined that there would be no future repairs made to certain marine containers and reclassified the remaining balance of $0.2 million in marine container repair reserves to interest and other income on the accompanying statement of income.

Net  Income  and  Distributions  per  Depositary  Unit
------------------------------------------------------

Cash distributions are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. During 2002, the General Partner received a special loss allocation of $46,000 to bring its capital account to zero. During 2001 and 2000, the General Partner received a special allocation of income of $0.1 million and $0.1 million, respectively in excess of its pro-rata ownership share.

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. For the years ended December 31, 2001 and 2000, cash distributions totaled $1.4 million and $4.5 million, respectively, or $0.18 and $0.58 per weighted-average depositary unit, respectively. There were no cash distributions in 2002.

The Partnership declared and paid a special distribution of $0.8 million to the partners during 2000, or $0.10 per weighted-average depositary unit. No special distributions were declared during 2002 or 2001.

Cash distributions relating to the fourth quarter of 2000 of $1.1 million or $0.15 per weighted-average depositary unit were declared and paid during the first quarter of 2001. There were no distributions declared or paid relating to the fourth quarter of 2001 or 2002 in the first quarter of 2002 or 2003.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $1.3 million and $1.1 million in 2001 and 2000, respectively, were deemed to be a return of capital.

Net  Income  (Loss)  Per  Weighted-Average  Depositary  Unit
------------------------------------------------------------

Net income (loss) per weighted-average depositary unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the year ended December 31, 2002 were 7,381,265, and during the years ended December 31, 2001, and 2000 were 7,381,165.

Cash  and  Cash  Equivalents
----------------------------

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Comprehensive  Income
---------------------
The Partnership's net income was equal to comprehensive income for the years ended December 31, 2002, 2001, and 2000.

                                                    PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.  Basis  of  Presentation  (continued)
    -----------------------

New  Accounting  Standards
--------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

2.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPE equal to the greater of (i) 5% of Gross Revenues (as defined in the agreement) or (ii) 1/12 of 1/2% of the net book value of the equipment portfolio subject to certain adjustments. The Partnership management fee in 2002, 2001 and 2000 was based on lease revenue and was $0.1 million, $0.1 million, and $0.3 million, respectively. Partnership management fees of $33,000 and $42,000, respectively, were payable as of December 31, 2002 and 2001. The Partnership reimbursed FSI and its affiliates $0.1 million, $0.2 million and $0.2 million in 2002, 2001, and 2000, respectively, for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional share of the USPE's administrative and data processing expenses reimbursed to FSI were $-0-, $-0- and $2,000 during 2002, 2001 and 2000, respectively. These affiliated expenses reduced the Partnership's share of income in the USPE.

3.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment as of December 31 were as follows (in thousands of dollars):


Equipment held for operating leases    2002       2001
--------------------------------------------------------
Trailers. . . . . . . . . . . . . .  $  9,404   $  9,404
Railcars. . . . . . . . . . . . . .     7,097     10,705
Marine containers . . . . . . . . .        --      1,010
                                     ---------  ---------
                                       16,501     21,119
Less accumulated depreciation . . .   (14,500)   (18,146)
                                     ---------  ---------
    Net equipment . . . . . . . . .  $  2,001   $  2,973
                                     =========  =========


Revenues  are  earned  by  placing  equipment  under  operating  leases.  The
Partnership's marine containers were leased to operators of utilization-type leasing pools that included equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consisted of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rental revenues for trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for railcars are based on fixed rates.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

3.     Equipment  (continued)
       ----------------------

As of December 31, 2002, all owned equipment in the Partnership's portfolio was on lease, except for 64 railcars with an aggregate net book value of $0. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 223 railcars and 7 marine containers with an aggregate net book value of $0.2 million.

During 2002, the General Partner disposed of marine containers and railcars owned by the Partnership, with an aggregate net book value of $0.1 million, for proceeds of $1.4 million. During 2001, the General Partner disposed of marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $0.1 million, for proceeds of $0.7 million. Included in the 2001 gain on sale are unused repair reserves of $0.3 million.

There were no reductions to the carrying values of equipment in 2002, 2001, or 2000.

All owned equipment on lease is being accounted for as operating leases. Future minimum rents under noncancelable operating leases as of December 31, 2002 during each of the next five years are $0.4 million in 2003, $0.3 million in 2004, $0.2 million in 2005, $23,000 in 2006, and $0 thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to $1.9 million, $1.8 million, and $2.0 million in 2002, 2001, and 2000, respectively.

4.     Investment  in  an  Unconsolidated  Special-Purpose  Entity
       -----------------------------------------------------------

The Partnership had an interest in an USPE that consisted of a 50% interest in a tenancy in common (TIC) owning a Boeing 737-200A aircraft (and related assets and liabilities). This was a single purpose entity that did not have any debt. This aircraft was sold in the first quarter of 2000 and the Partnership received liquidating proceeds from the sale of $1.8 million for its net investment of $0.3 million.

The tables below set forth 100% of the gain on disposition of equipment, direct and indirect expenses, and net income of the entity in which the Partnership had an interest, and the Partnership's proportional share of income in this entity for the year ended December 31, 2000 (in thousands of dollars):

                                  East West
For the year ended . . . . . . .     925
        December 31, 2000. . .    .  TIC
--------------------------------------------
Gain on disposition of equipment  $    2,862
Less: Direct expenses. . . . . .          74
      Indirect expenses . .              183
                                  ----------
   Net income. . . . . . . . . .  $    2,605
                                  ==========

Partnership's share of net
   income. . . . . . . . . . . .  $    1,304
                                  ==========


5.     Operating  Segments
       -------------------

The Partnership operates or operated in four primary operating segments: aircraft leasing, marine container leasing, trailer leasing, and railcar leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership's operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2002, 2001 and 2000.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       --------------------------------

The following tables present a summary of the operating segments (in thousands of dollars):


                                           Marine
                                          Container  Trailer  Railcar
For the Year Ended December 31, 2002       Leasing   Leasing  Leasing  Other 1  Total
-------------------------------------------------------------------------------------
REVENUES
  Lease revenue                           $      3  $  1,515  $  1,036  $   --  $ 2,554
  Interest income and other                     --        --         3      51       54
  Gain on disposition of equipment               4        10     1,219      --    1,233
                                          --------  --------  --------  ------  -------
    Total revenues                               7     1,525     2,258      51    3,841
                                          --------  --------  --------  ------  -------

EXPENSES
  Operations support                             1       932       246      63    1,242
  Depreciation                                   3       526       328      --      857
  Management fees to affiliates                 --        75        54      --      129
  General and administrative expenses           --       280       106     323      709
  Provision for (recovery of) bad debts         --        26      (43)      --     (17)
                                          --------  --------  --------  ------  -------
    Total  expenses                              4     1,839       691     386    2,920
                                          --------  --------  --------  ------  -------
Net income (loss)                         $      3  $  (314)  $  1,567  $ (335)  $  921
                                          ========  ========  ========  ======  =======

Total assets as of December 31, 2002      $      5  $  2,360  $     48  $ 4,079  $6,492
                                          ========  ========  ========  ======  =======




                                             Marine
                                            Container  Trailer  Railcar
For the Year Ended December 31, 2001         Leasing   Leasing  Leasing  Other 1   Total
----------------------------------------------------------------------------------------
REVENUES
  Lease revenue                             $    (24)  $ 1,596  $  1,101  $   --  $ 2,673
  Interest income and other                       159       --         3      59      221
  Gain (loss) on disposition of equipment         391       22       526     (10)     929
                                            ---------  -------  --------  -------  ------
    Total revenues                                526    1,618     1,630      49    3,823
                                            ---------  -------  --------  -------  ------

EXPENSES
  Operations support                                1      811      700      109    1,621
  Depreciation                                     20      530      577       --    1,127
  Management fees to affiliates                   (1)       38       95       --      132
  General and administrative expenses               1      284       94      491      870
  Provision for bad debts                           1       21        9       --       31
                                            ---------  -------  --------  -------  ------
    Total  expenses                                22    1,684    1,475      600    3,781
                                            ---------  -------  --------  -------  ------
Net income (loss)                           $     504  $  (66)  $  1 55  $  (551)  $   42
                                            =========  =======  =======  ========  ======

Total assets as of December 31, 2001        $      27  $ 2,953  $   577    $1,976  $5,533
                                            =========  =======  =======  ========  ======











   ___________________________
1 Includes certain assets not identifiable to a specific segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

                                 PLM EQUIPMENT GROWTH FUND II
                                 (A LIMITED PARTNERSHIP)
                               NOTES TO FINANCIAL STATEMENTS


5.   Operating  Segments  (continued)
 ------------------------------------


                                                     Marine
                                         Aircraft  Container  Trailer  Railcar
For the Year Ended December 31, 2000     Leasing    Leasing   Leasing  Leasing  Other 1  Total
----------------------------------------------------------------------------------------------
REVENUES
  Lease revenue                          $    --  $      81  $  1,945  $  3,312  $   --  $5,338
  Interest income and other                   --         --        --         6      86      92
  Net gain on disposition of equipment        --        182       301     1,965      --   2,448
                                         --------  --------  --------  --------  ------  ------
    Total revenues                            --        263     2,246     5,283      86   7,878
                                         --------  --------  --------  --------  ------  ------

EXPENSES
  Operations support                          --          6       728     1,329      38   2,101
  Depreciation                                --        206       648       727      --   1,581
  Management fees to affiliates               --          4        98       167      --     269
  General and administrative expenses          4          6       332       205     535   1,082
  Recovery of bad debts                       --         --      (21)      (27)    (10)    (58)
                                         --------  --------  --------  --------  ------  ------
    Total expenses                             4        222     1,785     2,401     563   4,975
                                         --------  --------  --------  --------  ------  ------
Equity in net income of USPE               1,304         --        --        --      --   1,304
                                         --------  --------  --------  --------  ------  ------
Net income (loss)                        $ 1,300  $      41  $    461  $  2,882  $(477)  $4,207
                                         ========  ========  ========  ========  ======  ======


6.     Geographic  Information
       -----------------------

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in three geographic regions: the United States, Canada, and South Asia. Marine containers were leased to multiple lessees in different regions that operated worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):


                            Owned Equipment
                            ================
Region. . . . . .         2002    2001     2000

United States . .       $ 2,088  $ 2,046  $ 3,956
Canada. . . . . .           463      651    1,301
Rest of the world             3     (24)       81
                        -------  -------  -------
   Lease revenues       $ 2,554  $ 2,673  $ 5,338
                        =======  =======  =======


The following table sets forth net income (loss) information by region for the Partnership's owned equipment and investments in an USPE, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):





   ______________________________
1  Includes  interest income and costs not identifiable to a particular segment,
such  as  certain  operations       support  and  general  and  administrative
expenses.

                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


6.     Geographic  Information  (continued)
       -----------------------


                             Owned Equipment         Investments in an USPE
                        -------------------------  --------------------------
Region. . . . . .       2002      2001      2000     2002      2001      2000
                        =========================  ===========================
United States . .      $   516  $  (429)  $ 2,661  $     --  $     --  $    --
Canada. . . . . .          736       518      679        --        --       --
South Asia. . . .           --        --       --        --        --    1,304
Rest of the world            4       504       42        --        --       --
                       -------  --------  -------  --------  --------  -------
Regional income .        1,256       593    3,382        --        --    1,304
Administrative
   and other. . .         (335)    (551)    (479)        --        --       --
                       -------  --------  -------  --------  --------  -------
     Net income .      $   921  $     42  $ 2,903  $     --  $     --  $ 1,304
                       =======  ========  =======  ========  ========  =======


The net book value of these assets as of December 31 are as follows (in thousands of dollars):


                          Owned Equipment
                          ---------------
Region. . . . . .        2002    2001    2000
                       =======================
United States . .     $ 1,996  $ 2,692  $ 3,743
Canada. . . . . .           5      255      432
Rest of the world          --       26       69
                      -------  -------  -------
   Net book value     $ 2,001  $ 2,973  $ 4,244
                      =======  =======  =======


7.     Concentrations  of  Credit  Risk
       --------------------------------

No single lessee accounted for more than 10% of the total revenues for the years ended December 31, 2002, 2001 and 2000. In 2002, however, the Partnership sold railcars to Greenbrier and the gain from this sale accounted for 27% of the Partnership's revenues in 2002. In 2000, the Partnership sold its remaining investment in an USPE in which it had a 50% interest in an aircraft to Aegro Capital. The gain from this sale accounted for 14% of the Partnership's revenues from wholly owned equipment in 2000.

As of December 31, 2002 and 2001, the General Partner believes the Partnership had no significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8.     Income  Taxes
       -------------

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2002, the federal income tax basis was higher than the financial statement carrying values of certain assets and liabilities by $15.1 million, primarily due to differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

9.     Contingencies
       -------------
The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.


                          PLM EQUIPMENT GROWTH FUND II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

9.   Contingencies  (continued)
     --------------------------

During 2001, the General Partner decided to minimize its collection efforts from the Indian lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

10.     Liquidation  and  Special  Distributions
        ----------------------------------------

On January 1, 1999, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership's assets. Given the current economic environment, and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

A special distribution of $0.8 million ($0.10 per weighted-average depositary unit) was paid in 2000. No special distributions were paid in 2002 and 2001. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

     EQUIPMENT  GROWTH  FUND  II
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

11.     Quarterly  Results  of  Operations  (unaudited)
        ----------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2002 (in thousands of dollars, except per share amounts):


                                        March    June     September   December
                                         31,      30,        30,         31,     Total
                                       ================================================
Operating results:
  Total revenues . . . . . . . . . . .  $1,875  $  568   $      700   $     698  $3,841
  Net income (loss). . . . . . . . . .   1,200    (169)        (143)         33     921

Per weighted-average depositary unit:

Limited partners'
  net income (loss). . . . . . . . . .  $ 0.16  $(0.02)  $    (0.02)  $    0.00  $ 0.12


In the first quarter of 2002, the Partnership disposed of railcars and recorded a gain on disposition of $1.2 million.

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except per share amounts):


                                         March    June    September   December
                                          31,      30,       30,         31,      Total
                                        ===============================================
Operating results:
  Total revenues . . . . . . . . . . .  $  921   $  675   $      818  $   1,409  $3,823
  Net income (loss). . . . . . . . . .    (338)    (368)          20        728      42

Per weighted-average depositary unit:

Limited partners'
  net income (loss). . . . . . . . . .  $(0.05)  $(0.05)  $     0.00  $    0.10  $(0.00)


In the fourth quarter of 2001, the Partnership sold trailers, marine containers, and railcars for a gain of $0.6 million.

                           PLM EQUIPMENT GROWTH FUND II

                                INDEX OF EXHIBITS


Exhibit                                                             Page
-------                                                             ----

4.. . .  Limited Partnership Agreement of Partnership                 *

4.1      Amendment to Limited Partnership Agreement of Registrant     *

10.1     Management Agreement between Partnership and PLM Investment  *
         Management, Inc.

99.1     East West 925.                                            41-48




































__________________________

*Incorporated  by  reference.  See  page  19  of  this  report.