Form 10QSB
period 2003-03-31
PLM EQUIPMENT GROWTH FUND II
filed 2003-05-12
CIK 812072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

   [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the fiscal quarter ended March 31, 2003

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from to

Commission file number 1-10553
_______________________

PLM EQUIPMENT GROWTH FUND II
(Exact name of registrant as specified in its charter)

California	94-3041013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

235 3 rd Street South, Suite 200
St. Petersburg, FL	33701
(Address of principal	(Zip code)
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

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets

Equipment held for operating lease, at cost	$16,502	$16,501
Less accumulated depreciation	(14,635)	(14,500)

Net equipment	1,867	2,001

Cash and cash equivalents	4,045	4,025
Accounts receivable, less allowance for doubtful accounts
of $50 in 2003 and $47 in 2002	405	412
Prepaid expenses and other assets	107	54

Total assets	$6,424	$6,492

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$316	$307
Due to affiliates	31	33
Total liabilities	347	340

Commitments and contingencies

Partners' capital:
Limited partners (7,381,265 depositary units as of
March 31, 2003 and December 31, 2002)	6,077	6,152
General Partner	--	--
Total partners' capital	6,077	6,152

Total liabilities and partners' capital	$6,424	$6,492

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2003	2002

Revenues

Lease revenue	$577	$641
Interest and other income	11	7
(Loss) gain on disposition of equipment	(1)	1,227

Total revenues	587	1,875

Expenses

Depreciation	136	241
Repairs and maintenance	286	242
Equipment operating expenses	28	49
Management fees to affiliate	29	33
General and administrative expenses to affiliates	20	23
Other general and administrative expenses	160	108
Provision for (recovery of) bad debts	3	(21)
Total expenses	662	675

Net (loss) income	$(75)	$1,200

Partners' share of net (loss) income

Limited partners	$(75)	$1,200
General Partner	--	--

Total	$(75)	$1,200

Limited partners’ net (loss) income per weighted- average depositary unit	$(0.01)	$0.16

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2001 to March 31, 2003
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners' capital as of December 31, 2001	$5,231	$--	$5,231

Net income	921	--	921

Partners' capital as of December 31, 2002	6,152	--	6,152

Net loss	(75)	--	(75)

Partners' capital as of March 31, 2003	$6,077	$--	$6,077

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2003	2002

Operating activities
Net (loss) income	$(75)	$1,200
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	136	241
Provision for (recovery of) bad debts	3	(21)
Loss (gain) on disposition of equipment	1	(1,227)
Changes in operating assets and liabilities:
Accounts receivable	4	102
Prepaid expenses and other assets	(53)	(43)
Accounts payable and accrued expenses	9	(22)
Due to affiliates	(2)	(6)
Net cash provided by operating activities	23	224

Investing activities
Payments for capitalized improvements	(4)	--
Proceeds from disposition of equipment	1	209
Net cash (used in) provided by investing activities	(3)	209

Net increase in cash and cash equivalents	20	433

Cash and cash equivalents at beginning of period	4,025	1,958

Cash and cash equivalents at end of period	$4,045	$2,391

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund II (the Partnership) as of March 31, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three months ended March 31, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2001 to March 31, 2003, and the unaudited condensed statements of cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

Effective with the filing of this quarterly report, the Partnership will file all future quarterly and annual reports as an SB filer as allowed under Regulation S-B until such point that the Partnership no longer qualifies to be an SB filer.

2.   Schedule of Partnership Phases

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 1999, and has commenced an orderly liquidation of the Partnership’s assets. The Partnership will terminate on December 31, 2006, unless terminated earlier upon the sale of all equipment or by certain other events. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership’s assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell.

3.   Cash Distribution

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Cash distributions may include amounts in excess of net income that are considered a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2003 and 2002.

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2003 and December 31, 2002 of $31,000 and $33,000, respectively, is a payable due to FSI and its affiliate for management fees.

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Trailers	$9,402	$9,404
Railcars	7,100	7,097
	16,502	16,501
Less accumulated depreciation	(14,635)	(14,500)

Net equipment	$1,867	$2,001

As of March 31, 2003, all equipment was on lease, except for 58 railcars with an aggregate net book value of $-0-. As of December 31, 2002, all owned equipment in the Partnership’s portfolio was on lease, except for 64 railcars with an aggregate net book value of $-0-.

For the three months ended March 31, 2003, the Partnership disposed of equipment with an aggregate net book value of $2,000 for proceeds of $1,000. For the three months ended March 31, 2002, the Partnership disposed of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for proceeds of $1.3 million.

6.  Operating Segments

The Partnership operates or operated in three different segments: marine container leasing, trailer leasing and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

For the three months ended	Trailer	Railcar	All
March 31, 2003	Leasing	Leasing	Other	1	Total

Revenues
Lease revenue	$386	$191	$--	$577
Interest income and other	--	--	11	11
Loss on disposition of equipment	--	--	(1)	(1)

Total revenues	386	191	10	587

Expenses
Operations support	194	100	20	314
Depreciation	131	5	--	136
Management fees to affiliate	19	10	--	29
General and administrative expenses	66	30	84	180
Provision for (recovery of) bad debts	--	4	(1)	3
Total expenses	410	149	103	662
Net income (loss)	$(24)	$42	$(93)	$(75)

Total assets as of March 31, 2003	$2,209	$61	$4,154	$6,424

1   Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses and certain accounts receivable. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses and marine container revenue and expenses.

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Operating Segments (continued)

	Marine
For the three months ended	Container	Trailer	Railcar	All
March 31, 2002	Leasing	Leasing	Leasing	Other	1	Total

Revenues
Lease revenue	$--	$430	$211	$--	$641
Interest income and other	--	--	--	7	7
Gain on disposition of equipment	8	7	1,212	--	1,227

Total revenues	8	437	1,423	7	1,875

Expenses
Operations support	--	250	25	16	291
Depreciation	1	131	109	--	241
Management fees to affiliates	--	20	13	--	33
General and administrative expenses	--	67	25	39	131
Provision for (recovery of) bad debts	--	25	(46)	--	(21)
Total expenses	1	493	126	55	675
Net income (loss)	$7	$(56)	$1,297	$(48)	$1,200

7.   Net Income (Loss) Per Weighted-Average Depositary Unit

Net income (loss) per weighted-average depositary unit was computed by dividing net income (loss) attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three months ended March 31, 2003 and 2002 was 7,381,265.

8   Liquidation

On January 1, 1999, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership’s assets. Given the current economic environment, and offers received for similar types of equipment owned by the Partnership, the General Partner has determined it would not be advantageous to sell the remaining Partnership equipment at the current time. The General Partner will continue to monitor the equipment markets to determine an optimal time to sell. In the meantime, equipment will continue to be leased, and re-leased at market rates as existing leases expire. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

1   Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expenses.

ITEM 2.    .   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth Fund II’s (the Partnership's) Operating Results for the Three Months Ended March 31, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the first quarter of 2003 compared to the same quarter of 2002. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 6 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Trailers	$192	$180
Railcars	91	186

Trailers:   Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the first quarter of 2003, compared to $0.4 million and $0.3 million, respectively, during the same quarter of 2002. Trailer lease revenue decreased $44,000 in the three months ended March 31, 2003 compared to the same period of 2002 due to lower utilization on the Partnership’s trailer fleet. Direct expenses decreased $0.1 million due to decreased repairs to the trailer portfolio.

Railcars: Railcar lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the first quarter of 2003, compared to $0.2 million and $25,000, respectively, during the same quarter of 2002. Direct expenses increased $0.1 million due to increased repairs to the railcar portfolio.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.3 million for the first quarter of 2003 compared to $0.4 million in the first quarter of 2002. Significant variances among the types of indirect expenses are explained as follows:

                (i)   A $0.1 million decrease in depreciation expense from 2002 levels reflects the effect of asset dispositions in 2003 and 2002.

(ii)  A $49,000 increase in the general and administrative expenses was due to increased professional services costs.

(C)   (Loss) Gain on Disposition of Owned Equipment

Loss on disposition of equipment in the first quarter of 2003 totaled $1,000. Gain on disposition of equipment in the first quarter of 2002 totaled $1.2 million, and resulted from the disposition of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for proceeds of $1.3 million.

(D)   Net (Loss) Income

As a result of the foregoing, the Partnership's net loss was $0.1 million for the first quarter of 2003, compared to net income of $1.2 million during the first quarter of 2002. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 2003 is not necessarily indicative of future periods.

(II) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires PLM Financial Services, Inc. (FSI or the General Partner) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the General Partner’s historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership’s financial statements:

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential undiscounted future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

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

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership’s lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

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

(III)  FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2003, the Partnership generated $23,000 in operating cash to meets its obligations.

During the three months ended March 31, 2003, the Partnership disposed of equipment and received proceeds of $1,000.

Prepaid expenses and other assets increased $0.1 million during the three months ended March 31, 2003 due to the payment of an annual insurance premium in the first quarter of 2003.

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

Several factors may affect the Partnership's operating performance in the remainder of 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership’s equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership’s contribution in 2003 and beyond include:

1. Industry-wide chemical shipments, a key driver for the demand for the types of railcars which are the core of Partnership's fleet, were up 4% in the first quarter of 2003 compared to the same period of last year, although the growth in comparable shipments slowed in March. Looking at other leading indicators, rail’s modal share increased slightly to 42%. North American railcar manufacturing capacity utilization, as reported by the Federal Reserve, was 75%, flat with the fourth quarter of 2002 and same period of last year. Full service leasing held its share of the overall leasing market; and overall industry-wide railcar utilization has been on a slightly positive trend since the third quarter of 2002. While the demand for railcars by key industry shippers in the most important commodity markets for the Partnership's car types hit the trough in the middle of 2002, the speed of recovery has been retarded by the uncertainties caused by the war in Iraq and a continued workout of idle railcar inventories.

2. Utilization of intermodal trailers owned by the Partnership was 54% in the three months ended March 31, 2003 which was approximately the same as the three months ended March 31, 2002. Industry-wide utilization of intermodal trailers was 48% in the three months ended March 31, 2003 compared to 53% in the same period of 2002. As the Partnership’s trailers are smaller than many shippers prefer, the General Partner expects utilization to decline over the next few years.

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

4. The General Partner expects audit fees to increase during 2003 due to additional audit and accounting requirements resulting from Sarbanes-Oxley. The General Partner cannot estimate the amount of the increase in this fee at this point.

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

(V)   FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Partnership’s actual results could differ materially from those discussed here.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner’s management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

PART II — OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

   None.

                                  (b)   Reports on Form 8-K

   None.

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund II.

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                                           By:    /s/ James A. Coyne
                                                                                                James A. Coyne
                                                                                                President

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund II.

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                                             By:    /s/ Richard K Brock
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

PLM EQUIPMENT GROWTH FUND II
                                                                                                                By:    PLM Financial Services, Inc.
                                                                                             General Partner

Date: May 12, 2003                                                        By: /s/ Richard K Brock
                                                                                          Richard K Brock
                                                                                          Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund II (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

                                                                                   PLM EQUIPMENT GROWTH FUND II
                                                                                                               By:   PLM Financial Services, Inc.
                                                                                           General Partner

Date: May 12, 2003                                                       By: /s/ James A. Coyne
  James A. Coyne
  President

Date: May 12, 2003                                                       By: /s/ Richard K Brock
                                                                                        Richard K Brock
                                                                                       Chief Financial Officer