Form 10QSB
period 2003-06-30
PLM EQUIPMENT GROWTH FUND II
filed 2003-08-13
CIK 812072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

                     [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the fiscal quarter ended June 30, 2003

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

- -

`

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2003	2002

Assets

Equipment held for operating lease, at cost	$16,252	$16,501
Less accumulated depreciation	(14,520)	(14,500)

Net equipment	1,732	2,001

Cash and cash equivalents	4,189	4,025
Accounts receivable, less allowance for doubtful accounts
of $11 in 2003 and $47 in 2002	283	412
Prepaid expenses and other assets	82	54

Total assets	$6,286	$6,492

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$269	$307
Due to affiliates	12	33
Total liabilities	281	340

Commitments and contingencies

Partners' capital:
Limited partners (7,381,265 depositary units)	6,005	6,152
General Partner	--	--
Total partners' capital	6,005	6,152

Total liabilities and partners' capital	$6,286	$6,492

See accompanying notes to unaudited condensed financial statements.
- -

`

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$395	$565	$972	$1,206
Interest and other income	9	14	20	21
Gain on disposition of equipment	56	--	56	1,220
Loss on disposition of equipment	--	(11)	(1)	(4)
Total revenues	460	568	1,047	2,443

Expenses

Depreciation	135	217	271	458
Repairs and maintenance	168	234	454	476
Equipment operating expenses	41	59	69	108
Management fees to affiliate	20	28	49	61
General and administrative expenses
to affiliates	9	14	29	37
Other general and administrative expenses	174	184	334	292
(Recovery of) provision for bad debts	(15)	1	(12)	(20)
Total expenses	532	737	1,194	1,412

Net income (loss)	$(72)	$(169)	$(147)	$1,031

Partners' share of net income (loss):

Limited partners	$(72)	$(169)	$(147)	$1,031
General Partner	--	--	--	--

Total	$(72)	$(169)	$(147)	$1,031

Limited partners’ net income (loss) per
weighted-average depositary unit	$(0.01)	$(0.02)	$(0.02)	$0.14

See accompanying notes to unaudited condensed financial statements.
- -

`

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2002 to June 30, 2003
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners' capital as of December 31, 2002	$6,152	$--	$6,152

Net loss	(147)	--	(147)

Partners' capital as of June 30, 2003	$(6,005)	$--	$(6,005)

See accompanying notes to unaudited condensed financial statements.
- -

`

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months
	Ended June 30,
	2003	2002

Operating activities
Net (loss) income	$(147)	$1,031
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	271	458
Recovery of bad debts	(12)	(20)
Gain on disposition of equipment	(55)	(1,216)
Changes in operating assets and liabilities:
Accounts receivable	141	181
Prepaid expenses and other assets	(28)	(23)
Accounts payable and accrued expenses	(38)	(38)
Due to affiliates	(21)	(9)
Net cash provided by operating activities	111	364

Investing activities
Payments for capitalized improvements	(2)	--
Proceeds from disposition of equipment	55	1,319
Net cash provided by investing activities	53	1,319

Net increase in cash and cash equivalents	164	1,683

Cash and cash equivalents at beginning of period	4,025	1,958

Cash and cash equivalents at end of period	$4,189	$3,641

See accompanying notes to unaudited condensed financial statements.
- -

`

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund II (the Partnership) as of June 30, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three and six months ended June 30, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2002 to June 30, 2003, and the unaudited condensed statements of cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

3.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2003 and December 31, 2002 of $12,000 and $33,000, respectively, is a payable due to PLM Financial Services, Inc. (FSI or the General Partner) and its affiliate for management fees.

4.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Trailers	$9,404	$9,404
Railcars	6,848	7,097
	16,252	16,501
Less accumulated depreciation	(14,520)	(14,500)

Net equipment	$1,732	$2,001

As of June 30, 2003, all equipment was on lease, except for 45 railcars with an aggregate net book value of $-0-. As of December 31, 2002, all owned equipment in the Partnership’s portfolio was on lease, except for 64 railcars with an aggregate net book value of $-0-.

For the six months ended June 30, 2003, the Partnership disposed of equipment with an aggregate net book value of $0 for proceeds of $0.1 million. For the six months ended June 30, 2002, the Partnership disposed of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for proceeds of $1.3 million.
- -

`

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
5.   Operating Segments

The Partnership operates or operated in three different segments: marine container leasing, trailer leasing and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

For the three months ended	Trailer	Railcar	All
June 30, 2003	Leasing	Leasing	Other	1	Total

Revenues
Lease revenue	$174	$221	$--	$395
Interest income and other income	--	--	9	9
Gain on disposition of equipment	--	56	--	56

Total revenues	174	277	9	460

Expenses
Operations support	139	48	22	209
Depreciation	131	4	--	135
Management fees to affiliate	9	11	--	20
General and administrative expenses	66	19	98	183
Provision for (recovery of) bad debts	1	(17)	1	(15)
Total expenses	346	65	121	532
Net income (loss)	$(172)	$212	$(112)	$(72)

Total assets as of June 30, 2003	$1,959	$56	$4,271	$6,286

	Marine
For the three months ended	Container	Trailer	Railcar	All
June 30, 2002	Leasing	Leasing	Leasing	Other	2	Total

Revenues
Lease revenue	$--	$294	$271	$--	$565
Interest income and other income	--	--	--	14	14
Loss on disposition of equipment	--	(11)	--	--	(11)

Total revenues	--	283	271	14	568

Expenses
Operations support	--	206	72	15	293
Depreciation	1	131	85	--	217
Management fees to affiliates	---	15	13	--	28
General and administrative expenses	--	73	29	96	198
Provision for bad debts	--	--	1	--	1
Total expenses	1	425	200	111	737
Net income (loss)	$(1)	$(142)	$71	$(97)	$(169)

- -

`

PLM EQUIPMENT GROWTH FUND II
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Operating Segments (continued)

For the six months ended	Trailer	Railcar	All
June 30, 2003	Leasing	Leasing	Other	1	Total

Revenues
Lease revenue	$560	$412	$--	$972
Interest income and other income	--	--	20	20
Gain (loss) on disposition of equipment	--	56	(1)	55

Total revenues	560	468	19	1,047

Expenses					`
Operations support	333	148	42	523
Depreciation	262	9	--	271
Management fees to affiliate	28	21	--	49
General and administrative expenses	132	49	182	363
Provision for (recovery of) bad debts	1	(13)	--	(12)
Total expenses	756	214	224	1,194
Net income (loss)	$(196)	$254	$(205)	$(147)

	Marine
For the six months ended	Container	Trailer	Railcar	All
June 30, 2002	Leasing	Leasing	Leasing	Other	1	Total

Revenues
Lease revenue	$--	$724	$482	$--	$1,206
Interest income and other income	--	--	--	21	21
Gain (loss) on disposition of equipment	8	(4)	1,212	--	1,216

Total revenues	8	720	1,694	21	2,443

Expenses
Operations support	--	456	97	31	584
Depreciation	2	262	194	--	458
Management fees to affiliates	--	35	26	--	61
General and administrative expenses	--	140	54	135	329
Provision for (recovery of) bad debts	--	25	(45)	--	(20)
Total expenses	2	918	326	166	1,412
Net income (loss)	$6	$(198)	$1,368	$(145)	$1,031

6.   Net Income (Loss) Per Weighted-Average Depositary Unit

Net income (loss) per weighted-average depositary unit was computed by dividing net income (loss) attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and six months ended June 30, 2003 and 2002 was 7,381,265.
- -

`

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

8.   Recent Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

- -

`
ITEM  2.       M ANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund II’s (the Partnership's) Operating Results for the Three Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and equipment operating expenses) on owned equipment decreased during the second quarter of 2003 compared to the same quarter of 2002. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 5 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Railcars	$173	$199
Trailers	35	88

Railcars: Railcar lease revenues and direct expenses were $0.2 million and $48,000, respectively, for the second quarter of 2003, compared to $0.3 million and $0.1 million, respectively, during the same quarter of 2002. Revenues decreased $0.1 million and direct expenses decreased $24,000 due to the disposition of railcars in 2003 and 2002.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the second quarter of 2003, compared to $0.3 million and $0.2 million, respectively, during the same quarter of 2002. Trailer lease revenue decreased $0.1 million in the three months ended June 30, 2003 compared to the same period of 2002 due to lower utilization on the Partnership’s trailer fleet. Direct expenses decreased $0.1 million due to decreased repairs to the trailer portfolio.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.3 million for the second quarter of 2003 compared to $0.4 million in the second quarter of 2002. The decrease in indirect expenses was due to lower depreciation expense of $0.1 million resulting from asset dispositions in 2003 and 2002.

(C)   Gain (Loss) on Disposition of Owned Equipment

Gain on disposition of equipment in the second quarter of 2003 totaled $0.1 million, and resulted from the disposition of railcars with a net book value of $0 for proceeds of $0.1 million. Loss on disposition of equipment in the second quarter of 2002 totaled $11,000, and resulted from the disposition of trailers.

(D)   Net Loss

As a result of the foregoing, the Partnership's net loss was $0.1 million for the second quarter of 2003, compared to net loss of $0.2 million during the second quarter of 2002. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 2003 is not necessarily indicative of future periods.
- -

`

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2003 compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Railcars	$264	$385
Trailers	227	268

Railcars: Railcar lease revenues and direct expenses were $0.4 million and $0.1 million, respectively, for the six months ended June 30, 2003, compared to $0.5 million and $0.1 million, respectively, during the same period of 2002. Revenues decreased $0.1 million due the disposition of railcars in 2003 and 2002.

Trailers:   Trailer lease revenues and direct expenses were $0.6 million and $0.3 million, respectively, for the six months ended June 30, 2003, compared to $0.7 million and $0.5 million, respectively, during the same period of 2002. Trailer lease revenue decreased $0.2 million in the six months ended June 30, 2003 compared to the same period of 2002 due to lower utilization on the Partnership’s trailer fleet. Direct expenses decreased $0.1 million due to decreased repairs to the trailer portfolio.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.7 million for the six months ended June 30, 2003 compared to $0.8 million in the six months ended June 30, 2002. Significant variances among the types of indirect expenses are explained as follows:

  A $0.2 million decrease in depreciation expense from 2002 levels reflects the effect of asset dispositions in 2003 and 2002.

(ii) A $34,000 increase in general and administrative expenses was due to increased professional services costs.

(C)   Gain on Disposition of Owned Equipment

Gain on disposition of equipment in the six months ended June 30, 2003 totaled $0.1 million and resulted from the disposition of railcars with an aggregate net book value of $0 for $0.1 million... Net gain on disposition of equipment in the six months ended June 30, 2002 totaled $1.2 million, and resulted from the disposition of marine containers, railcars and trailers with an aggregate net book value of $0.1 million for proceeds of $1.3 million.

(D)   Net Income (Loss)

As a result of the foregoing, the Partnership's net loss was $0.1 million for the six months ended June 30, 2003, compared to net income of $1.0 million during the six months ended June 30, 2002. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 2003 is not necessarily indicative of future periods.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership’s financial statements:

Revenue recognition: Lease revenues are earned by the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential undiscounted future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III)   FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2003, the Partnership generated $0.1 million in operating cash to meets its obligations.

During the six months ended June 30, 2003, the Partnership disposed of equipment and received proceeds of $0.1 million.

Accounts receivable decreased $0.1 million in the six months ended June 30, 2003 due to the reduced lease revenue.
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

(IV)   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

(V) OUTLOOK FOR THE FUTURE

The Partnership is in its liquidation phase. Since the Partnership is in its active liquidation phase, the General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

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

Liquidation of the Partnership’s equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership’s contribution in 2003 and beyond include:

1. General signs of economic recovery that translate into rail transportation demand continue to be mixed. Total industrial production rose in May for the first time in three months and Leading Economic Indicators remain positive. However, factor cost prices in the fertilizer industry have remained high, putting pressure on the profitability of ammonia producers, a key market segment for the demand of the types of railcars which are the core of Partnership's fleet. All in all, as manufacturing recovers, chemical and allied products carloadings are generally forecast to grow between 1 and 3% in the third and fourth quarters of 2003. North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to increase and lead times are extending. As in the last quarter, full service leasing held its share of the overall leasing market; and overall industry-wide railcar utilization has been on a slightly positive trend since the third quarter of 2002. The speed of recovery in lease rates has been retarded by the continued workout of idle railcar inventories.
2. Utilization of intermodal trailers owned by the Partnership was 52% in the three months ended June 30, 2003 which was approximately 3% below the three months ended June 30, 2002.  Industry-wide utilization of intermodal trailers was 46% in the three months ended June 30, 2003 compared to 51% in the same period of 2002.  As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years.

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

(VI)   FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Partnership’s contracted rents, the realization of residual proceeds, and future economic conditions.

ITEM 3.   CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The General Partner’s management, including its President and Chief Accounting Officer (CAO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CAO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CAO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2)   There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the General Partner carried out its evaluations.

- -

`
PART II — OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

   None.

   (b)   Reports on Form 8-K

Report dated June 5, 2003 announcing the engagement of Ernst & Young LLP as the Partnership’s auditors and the dismissal of Deloitte & Touche LLP.

- -

`
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

Date: August 13, 2003    By:   /s/ James A. Coyne
   James A. Coyne
   President

- -

`
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

Date: August 13, 2003   By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer
   (Principal Financial Officer)
- -

`
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                 PLM EQUIPMENT GROWTH FUND II
                                        By:   PLM Financial Services, Inc.
     General Partner

Date: August 13, 2003   By: /s/ Richard K Brock
  Richard K Brock
  Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund II (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

        PLM EQUIPMENT GROWTH FUND II
     By:   PLM Financial Services, Inc.
   General Partner

       Date: August 13, 2003   By: /s/ James A. Coyne
  James A. Coyne
  President

Date: August 13, 2003    By: /s/ Richard K Brock
    Richard K Brock
    Chief Financial Officer