Form 10KSB
period 2003-12-31
PLM EQUIPMENT GROWTH FUND II
filed 2004-03-25
CIK 812072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-KSB

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 2003.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Aggregate market value of voting stock: N/A

Indicate the number of beneficial interests outstanding of each of the issuer's classes of beneficial interests, as of the latest practicable date:

Class    Outstanding at March 25, 2004
Beneficial interests:                                                                                                                                                7,381,265

Transitional Small Business Disclosure Format: Yes No X

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

(A)  Background

On September 30, 2003 (inception), PLM Equipment Growth Fund II Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of PLM Equipment Growth Fund II, a California limited partnership (the Partnership) were transferred to the Trust. PLM Financial Services, Inc. (FSI) is the Trustee of the Trust. FSI is a wholly owned subsidiary of PLM International, Inc. and has a 5% interest in the earnings and distributions of the Trust.

The Partnership, which has been dissolved, was formed on April 2, 1987 and engaged primarily in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment. FSI was the General Partner of the Partnership.

The Trust's primary objectives are:

(1)   to liquidate all assets and pay all liabilities. Cash remaining after all assets have been disposed of and all liabilities have been paid, together with excess net operating cash flows from operations, will be paid as cash distributions to the beneficial interest holders at the end of the liquidation period; and

(2)  to preserve and protect the value of the Trust’s assets through quality management.

As of December 31, 2003, there were 7,381,265 beneficial interests outstanding. The Trustee is entitled to 5% of all distributions paid.

The Trust has a scheduled termination date of December 31, 2004, although that date may be extended.

Table 1, below, lists the railcar and the net realizable amounts of the railcar equipment in the Trust’s portfolio, as of December 31, 2003 (in thousands of dollars):

TABLE 1

		Realizable
Units	Type	Amounts

Railcars held for operating leases:

110	Pressurized tank railcars	$713
121	Mill gondola railcars	518

Total owned railcars held for operating leases	$1,231

Railcars are leased under operating leases with terms generally of six months to six years. While the leases for certain railcar equipment extend beyond the Trust’s expected dissolution date, the Trustee believes it will be able to sell these railcars subject to those leases.

(B)  Management of Trust Equipment

The Trust has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Trust's equipment. The Trust’s management agreement with IMI is to co-terminate with the dissolution of the Trust, unless the beneficial interest holders vote to terminate the agreement prior to that date or at the discretion of the Trustee. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Trust and to perform or contract for the performance of all obligations of the lessors under the Trust's leases.  In consideration for its services and pursuant to the Trust agreement, IMI is entitled to a monthly management fee (see Notes 1 and 3 to the financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

The railcars owned by the Trust are leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the initial purchase price of the equipment.  The short to mid-term nature of operating leases generally commands a higher rental rate than longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment.  In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Trust encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e. leases that have terms equal to the expected economic life of the equipment.  While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease.  Competitors may write full payout leases at considerably lower rates and for longer terms than the Trust offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Trust at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Trust competes with equipment manufacturers who offer operating leases and full payout leases.  Manufacturers may provide ancillary services that the Trust cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Trust also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX, General Electric Railcar Services Corporation, and other investment programs that lease the same types of equipment.

(D)  Demand

The Trust currently operates in the railcar leasing segment that engages in short-term to mid-term operating leases to a variety of customers. The Trust’s railcars are used to transport materials and commodities.

The following section describes the international and national markets in which the Trust’s railcars operate:

(1)  Pressurized Tank Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. Growth prospects over the long run are good, however, within any given year, consumption is particularly influenced by the severity of winter temperatures.

Another major commodity usage area for pressure railcars is anhydrous ammonia. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the United States (US) dollar. Currently, given the domestic price for natural gas, an increasing amount of anhydrous ammonia is imported rather than produced locally. These changing distribution patterns offer an opportunity for increased use of pressure railcars in new transportation corridors.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals was flat when contrasting 2003 to 2002. Growth for 2004 carloadings is expected to be in the 2 to 3% year over year range.

Like the pressure railcars in the Trust, the age of the US and Canadian pressure railcar fleet is advancing. Approximately 10% of the industry fleet is expected to reach the maximum age allowed by regulation (40 years) in the next three years. The desirability of the railcars in the Trust is negatively affected by the relatively high age of the fleet and related corrosion issues on foam insulated railcars. However, those railcars which do not need to be scrapped should see high levels of utilization as commodity growth driven demand is being served by a declining industry fleet size.

Of the total fleet of 110 pressure tank railcars, 86 of the railcars were built many years ago by a manufacturer no longer in business, of which 12 have suffered severe corrosion and are not rentable in their present condition. At December 31, 2003, utilization of the Trust’s pressurized tank railcars stood at 77%.

(2)  Mill Gondola Railcars

Mill gondola railcars are typically used to transport scrap steel for recycling from steel processors to small steel mills. Demand for steel is cyclical and moves in tandem with the growth or contraction of the overall economy. Usage of mill gondolas is also dependent on the degree to which products such as old railcars are themselves scrapped. The impact of the recent elimination of steel tariffs is difficult to predict. The Trust’s mill gondola railcars are currently at 100% utilization.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Trust's ownership and operation of railcars. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the railcars. Substantial portions of the Trust's railcar portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Trust's railcars are subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Trust. Such regulations include but are not limited to:

The US Department of Transportation Hazardous Material Regulations regulates the classification and packaging requirements of hazardous materials, which apply, particularly to the Trust's tank railcars. Per those regulations several mandated inspections and or repairs are required to be performed annually. Re-qualification inspection and repairs will be required on approximately 25 railcars during 2004. The average cost of re-qualification for jacketed tank railcars is $3,600 and $1,800 on non-jacketed railcars. The Trust is required to re-qualify approximately 23 jacketed railcars and 2 non-jacketed railcars in 2004.

The tank car industry faces several possible regulatory events in the near future. The Trustee expects new rules for some of the issues during 2004 and 2005 including but not limited to: the Minot North Dakota accident and non-normalized steel, constant contact side bearing retrofit and the addition of a reflector strip to railcars. At this point the Trustee cannot estimate the cost or outcome of any of these proposed programs.

As of December 31, 2003, the Trust was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Trust neither owns nor leases any properties other than the equipment that was transferred to it from PLM Equipment Growth Fund II. As of December 31, 2003, the Trust owned a portfolio of railcar equipment as described in Item 1, Table 1.

The Trust maintains its principal office at 235 3 rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM 3.  LEGAL PROCEEDINGS

The Trust is not involved in any legal matters that could have a material impact on its net assets in liquidation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Trust's beneficial interest holders from September 30, 2003 (inception) through December 31, 2003.

PART II

ITEM 5.  MARKET FOR THE TRUST'S BENEFICIAL INTERESTS AND RELATED MATTERS

Pursuant to the terms of the Trust agreement, the Trustee is entitled to a 5% interest in the profits, losses and distributions of the Trust. The Trustee is the sole holder of such interest. Special allocations of income are made to the Trustee equal to the deficit balance, if any, in the capital account of the Trustee. The Trustee’s annual allocation of net income will generally be equal to the Trustee’s cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Trust are owned, as of December 31, 2003, by the 6,035 beneficial interest holders in the Trust.

There is no market for the sale of the beneficial interests of the Trust. The Trustee will not allow for transfer of such ownership except by will, interstate succession or operation of law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust's consolidated financial statements contained in the 2003 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Trust qualifies as a Regulation S-B filer since both its 2003 and 2002 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million.

(A) Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund II Liquidating Trust (the Trust). The following discussion and analysis of operations focuses on the performance of the Trust's equipment in the various segments in which it operates and its effect on the Trust's overall financial condition.

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Trust's railcar portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Trust’s equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Trust.

(2)  Equipment Liquidations

Liquidation of Trust equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of operating cash flow to the Trust.

(3)  Asset Valuation

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts.

(C)  Financial Condition -- Capital Resources and Liquidity

The Trust’s assets and liabilities were transferred to it from PLM Equipment Growth Fund II. As of December 31, 2003, the Trust had no outstanding indebtedness. The Trust relies on operating cash flow and asset disposition proceeds to meet its operating obligations and make distributions to the beneficial interest holders.

The Trustee has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The beneficial interest holders are prohibited from making capital contributions to the Trust.

The Trust is in its active liquidation phase. As a result, the size of the Trust’s remaining railcar portfolio and, in turn, the amount of net cash flows from operations will continue to decline as assets are sold.

From September 30, 2003 (inception) through December 31, 2003, the net realizable value of transportation equipment decreased $1.6 million. $0.9 million of this decrease was due to the sale of trailers in December 2003. A decrease of $0.2 million was due to a decrease in estimated sales proceeds from railcars resulting from additional regulations issued relating to repairs for certain of the railcars owned by the Trust. A decrease of $0.5 million was due to lease revenue being received from these assets.

From September 30, 2003 (inception) through December 31, 2003, accounts receivable decreased $0.4 million due to the reduction in the Trust’s equipment portfolio.

From September 30, 2003 (inception) through December 31, 2003, accounts payable and accrued expenses decreased $0.4 million due to a $0.3 million decrease caused by the reduction in the Trust’s equipment portfolio and a reduction of $0.1 million caused by a reduction in estimate insurance costs.

(D)  Critical Accounting Policies and Estimates
PLM Financial Services, Inc. believes the following critical accounting policy is subject to significant judgments and estimates used in the preparation of these financial statements.

Liquidation Accounting

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trust, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances may not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

(E)  Results of Operations

The Trust was formed on September 30, 2003; therefore, there are three months of results from operations.

Equipment Operations

The Trust operates or operated in two operating segments: railcar leasing and trailer leasing. The following table presents liquidation value increases and decreases by segment from the period September 30, 2003 through December 31, 2003. (in thousands of dollars):

Reduction in railcar equipment net realizable value	$(171)
Increase in trailer equipment net realizable value	72
Other non-equipment	92

Total decrease to liquidation values	$(7)

Liquidation values for the Trust decreased $7,000 during the period from September 30, 2003 (inception) through December 31, 2003 based on the following:

(i)  Railcar realizable value, net of deferred gains, decreased $0.2 million due to a decrease in estimated sales proceeds resulting from additional government regulations issued relating to repairs for certain of the railcars owned by the Trust;

(ii)  Trailer realizable value increased $0.1 million due to actual sale proceeds being higher than estimated. The Trust sold its trailer portfolio in the fourth quarter of 2003; and

(iii)  Liquidation closing costs, which are included in other non-equipment in the above table, decreased $0.1 million due to a reduction in estimated insurance costs.

(F)  Forward-Looking Information

Except for historical information within the meaning of the Private Securities Litigation Reform Act of 1995 contained herein, the discussion in this Form 10-KSB contains "forward- looking statements" that involve risks and uncertainties, such as statements of the Trust’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Trust’s actual results could differ materially from those discussed here.

(G)  Outlook for the Future

Since the Trust is in its active liquidation phase, the Trustee will be seeking to sell or re-lease assets as the existing leases expire until all the assets are sold. The Trust will not make any distributions until all assets have been sold and all liabilities have been paid.

Liquidation of the Trust’s equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of operating cash flow to the Trust.

Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for railcars was unchanged in 2003. Chemical railcar loadings, the most important driver for the majority of the Trust’s fleet, were flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to rebound strongly in 2004. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms.

The ability of the Trust to realize acceptable lease rates on its railcar equipment is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The Trustee continually monitors both the railcar markets and the performance of the Trust's railcars in these markets to determine the most advantageous time to dispose of this equipment.

Several other factors may affect the Trust's operating performance in 2004, including changes in the markets for the Trust's railcars and changes in the regulatory environment in which that equipment operates.

The other factors that may affect the Trust’s contribution in 2004 include:

(1)  Re-pricing Risk

Until sold, certain of the Trust's railcars will be remarketed in 2004 as existing leases expire, exposing the Trust to repricing risk/opportunity.

(2)  Impact of Government Regulations on Future Operations

The Trustee operates the Trust's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Trust's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Trust of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the Trustee from determining the impact of such changes on Trust operations, or sale of equipment .

(3)  Distributions

During the active liquidation phase, the Trust will use operating cash flow and proceeds from the sale of equipment to meet its obligations.

No distributions will be made until the final liquidation of the Trust. Upon final liquidation, all cash will be distributed.

(4)  Liquidation

Liquidation of the Trust’s equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of operating cash flow to the Trust.

Since the Trust is in its active liquidation phase, the size of the Trust's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold.

The Trust is scheduled to be dissolved by December 31, 2004, although this date may be extended.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Trust are listed in the Index to Financial Statements included in Item 13(a) of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)  Disagreements with Accountants on Accounting and Financial Disclosures

None.

(B) Changes in Accountants

None.

ITEM 8A.  CONTROLS AND PROCEDURES

( A)  Limitations on the Effectiveness of Controls

The Trustee’s management, including its President and Chief Financial Officer (CFO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Notwithstanding the forgoing limitations, the Trustee's management believes that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

(B)  Quarterly Evaluation of the Trust’s Disclosure Controls and Internal Controls

(1)  Within the 90-day period prior to the filing of this report, the Trustee carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its President and CFO, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and CFO concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust’s required to be included in the Trust’s exchange act filings.

(2)  There have been no significant changes in the Trust’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Trustee carried out its evaluations.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Gary D. Engle	55	Director, PLM Financial Services, Inc., PLM Investment Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne	43	Director, Secretary and President, PLM Financial Services, Inc. and PLM Investment Management, Inc., Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock	41	Chief Financial Officer, PLM Financial Services, Inc., PLM Investment Management, Inc. and PLM Transportation Equipment Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC (MILPI). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

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

Richard K Brock was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, ("FSI") the Trustee of the Trust, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-    the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-    compliance with applicable governmental laws, rules and regulations;
-    internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-    accountability for adherence to the Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

The Trust has no directors, officers, or employees.  The Trust had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of Certain Beneficial Owners

The Trustee is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income) and distributions of the Trust. As of December 31, 2003, no beneficiary interest holder was known by the Trustee to beneficially own more than 5% of the beneficial interest of the Trust.

(B)  Security Ownership of Management

Neither the Trustee and its affiliates nor any executive officer or director of the Trustee and its affiliates own any beneficial interest of the Trust as of December 31, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others:

During the period from September 30, 2003 (inception) through December 31, 2003, the Trust incurred management fee expense of $39,000. At December 31, 2003 the Trust had a balance of $0.1 million due to affiliate representing unpaid management fees.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8 - K

(A)  Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.
(
(B)  Reports on Form 8-K

Form 8-K dated December 31, 2003, announcing the disposition of the Trust’s trailer portfolio.

(D)  Exhibits

4.    Plan of Dissolution and Liquidation dated September 30, 2003 between PLM Equipment Growth Fund II and PLM Financial Services, Inc., incorporated by reference to the Trust's Form 10-QSB dated September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003.

4.1    Liquidating Trust Agreement dated September 30, 2003 by and between PLM Equipment Growth Fund II as grantor and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund II Liquidating Trust, incorporated by reference to the Trust's Form 10-QSB dated September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003.

4.2    Bill of Sale Assignment and Assumption Agreement entered into as of September 30, 2003 by and among PLM Equipment Growth Fund II and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund II Liquidating Trust, incorporated by reference to the Trust's Form 10-QSB dated September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003.

10.1    Management Agreement between the Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-27746), which became effective with the Securities and Exchange Commission on May 23, 1989.

10.2    Purchase Agreement dated as of December 31, 2003 among PLM Transportation Equipment Corporation and PLM Financial Services Inc. not in its individual capacity but solely as liquidating trustee for the Trust and Cypress Equipment Fund V, LLC incorporated by reference to the Trust’s Form 8-K dated December 31, 2003 filed with the Securities and Exchange Commission on January 8, 2003.

14.  PLM Financial Services Inc. Code of Ethics.

99.1  Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2  Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Period from September 30, 2003 (inception) through December 31, 2003	$4	$--	$--	$--

It is the policy of the audit committee of the parent company of the Trustee that it pre-approves all of the services described above in this Item 14.

CONTROL CERTIFICATION

I James A. Coyne certify that:

1.  I have reviewed this report on Form 10-KSB of PLM Equipment Growth Fund II Liquidating Trust.

2.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the net assets in liquidation and condensed statements of changes in net assets in liquidation of the Liquidating Trust as of, and for, the periods presented in this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the statement of net assets in liquidation at December 31, 2003;

4.  The Liquidating Trust’s Trustee is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and has:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us b y others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent period that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting.

This report discloses , based on our most recent evaluation of internal control over financial reporting:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 25, 2004                                         By:   /s/ James A. Coyne
James A. Coyne
President
(Principal Executive Officer)

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1. I have reviewed this report on Form 10-KSB of PLM Equipment Growth Fund II Liquidating Trust.

2. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the net assets in liquidation and condensed statements of changes in net assets in liquidation of the Liquidating Trust as of, and for, the periods presented in this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the statement of net assets in liquidation at December 31, 2003;

4.  The Liquidating Trust’s Trustee is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and has:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us b y others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent period that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting.

This report discloses , based on our most recent evaluation of internal control over financial reporting:

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 25, 2004                                   By:    /s/ Richard K Brock
Richard K Brock
Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Trust has no directors or officers. The Trustee has signed on behalf of the Trust by duly authorized officers.

Date: March 25, 2004                                                       PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST

                                                                                                By:        PLM Financial Services, Inc.
Trustee

By:           /s/ James A. Coyne
James A. Coyne
President

By:          /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Trustee of PLM Equipment Growth Fund II Liquidating Trust (the Trust), that the Annual Report of the Trust on Form 10-KSB for the period from September 30, 2003 (inception) through December 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Trust at the end of such period and the results of operations of the Trust for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Trust's Trustee on the dates indicated.

Name   Capacity    Date

/s/ Gary D. Engle
Gary D. Engle                                                                                     Director, FSI                                                                                             March 25, 2004

/s/ James A. Coyne
James A. Coyne                                                                                Director, FSI                                                                                              March 25, 2004

PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST
(A Trust)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Statement of Net Assets in Liquidation at December 31, 2003                 16

Statement of Changes in Net Assets in Liquidation
for the period from September 30, 2003 (inception) through December 31, 2003                                    17

Notes to Financial Statements                          18-22

PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST
(A Trust)
(in thousands of dollars)
STATEMENT OF NET ASSETS IN LIQUIDATION

December 31, 2003

Assets

Cash and cash equivalents	$5,881

Railcar equipment	1,231

Accounts receivable	34

Total assets	$7,146

Liabilities and Net Assets in Liquidation

Accounts payable and accrued expenses	$538

Deferred gain on the sale of railcar equipment	1,215

Due to affiliates	60

Total liabilities	1,813

Net assets in liquidation	$5,333

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST
(A Trust)
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Period from September 30, 2003 (inception) through December 31, 2003
(in thousands of dollars)

Net assets at September 30, 2003	$--

Transfer of net assets in liquidation	5,340

Net decrease in liquidation value	(7)

Net assets in liquidation as of December 31, 2003	$5,333

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

Organization

On September 30, 2003 (inception), PLM Equipment Growth Fund II Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of PLM Equipment Growth Fund II, a California limited partnership (the Partnership), were transferred to the Trust. PLM Financial Services, Inc. (FSI) is the Trustee of the Trust. FSI is a wholly owned subsidiary of PLM International, Inc. and has a 5% interest in the earnings and distributions of the Trust.

The Trust’s primary purpose is to liquidate the assets and pay all liabilities of the Trust. The Trust has a scheduled termination date of December 31, 2004, although that date may be extended.

The Trustee is currently marketing all of the Trust’s equipment for sale.

Estimates

The accompanying financial statements have been prepared on the liquidation basis of accounting. The carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation, in accordance with accounting principles generally accepted in the United States of America. This requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. These differences, if any, would result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Liquidation Accounting

The assets of the Trust are reported at their net realizable values that include residual sales proceeds less any costs to sell. The Trust does not have signed commitments or binding contracts to sell its railcar equipment at the reported net realizable value. The estimate of the fair value for the Trust’s railcar equipment is based on the opinion of the Trust’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment and discounted cash flows. This amount is an estimate and is subject to change depending on market conditions. At December 31, 2003, the estimated gain on the Trust’s transportation equipment if sold at the reported net realizable value would be approximately $1.2 million. Such estimated gain has been deferred at December 31, 2003.

The amounts reported for liabilities include all estimated expenses to conclude the operations of the Trust.

The net adjustment required to convert from the going concern (historical cost) basis of accounting to the liquidation basis of accounting at December 31, 2003 was an increase in net assets of $0.8 million. This amount is reflected in the transfer of net assets at September 30, 2003 in liquidation in the Statement of Changes in Net Assets in Liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows (in thousands of dollars):

Adjustment of assets from historical costs	$1,190
Adjustment to accrued expenses	(369)

Total adjustment to liquidation basis	$821

PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies (continued)

Operations

The Partnership, formed on April 2, 1987, engaged primarily in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. FSI was the General Partner of the Partnership. In September 2003, FSI filed a Registration Statement on Form 15-12G with the Securities and Exchange Commission with respect to the cancellation of the Partnership.

The Trust became effective on September 30, 2003. The Trust was organized to liquidate all of the remaining assets and pay all remaining liabilities of the Partnership.

The equipment of the Trust is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Trust for managing the equipment (see Note 3).

Railcar equipment

Railcar equipment is stated at estimated net realizable value less any costs to sell.

Repairs and Maintenance

Repair and maintenance costs for railcars are usually the obligation of the Trust.

Distributions per Beneficial Units

Cash distributions are allocated 95% to the beneficial holders and 5% to the Trustee. Cash distributions to each beneficial interest holder will be based on the number of beneficial units held by each investor. Special allocations of income are made to (from) the Trustee equal to the deficiency (equity) balance, if any, in the capital account of the Trustee.

Cash distributions are recorded when declared. As of December 31, 2003, the Trust had not declared any distributions and does not anticipate paying any distributions until the end of the liquidation period.

Cash and Cash Equivalents

The Trust considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less as cash equivalents.

Accrued Liabilities

Accrued liabilities include liabilities assumed by the Trust from the Partnership as well as an estimate of costs to liquidate the Trust and resolve any contingent liabilities. There may be differences between the assumed and actual results because events and circumstances frequently do not occur as expected.

PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

2.  Liquidation of Trust

The Trustee is actively marketing the remaining railcar equipment portfolio with the intent of maximizing sale proceeds. The Trust does not intend to declare any cash distributions until all the Trust’s assets are liquidated and all liabilities are paid. During the liquidation phase of the Trust, the railcars will continue to be leased under operating leases until sold. The amounts reflected for assets and liabilities of the Trust have been adjusted to reflect liquidation values. The railcar equipment portfolio is reported at the net realizable value less any disposal costs. Any excess cash over Trust obligations will be distributed to the beneficial interest holders at the end of the liquidation period. The Trust is scheduled to be dissolved by December 31, 2004, although that date may be extended under certain circumstances. Upon final liquidation, the Trust will be dissolved.

The following table presents significant changes to the carrying values of the Trust by segment during the period from September 30, 2003 (inception) through December 31, 2003 (in thousands of dollars):

Reduction in railcar equipment net realizable value	$(171)
Increase in trailer equipment net realizable value	72
Other non-equipment costs	92

Total decrease to liquidation values	$(7)

Liquidation values for the Trust decreased $7,000 during the period from September 30, 2003 (inception) through December 31, 2003 based on the following:

   (i)  Railcar realizable value, net of deferred gains, decreased $0.2 million due to a decrease in estimated sales proceeds resulting from additional governmental regulations issued relating to repairs for certain of the railcars owned by the Trust;

     (ii)  Trailer realizable value increased $0.1 million due to actual sale proceeds being higher than estimated. The Trust sold its trailer portfolio in the fourth quarter of 2003; and

   (iii)  Liquidation closing costs, included in other non-equipment costs, decreased $0.1 million due to a reduction in estimated insurance costs.

3.  Transactions with the Trustee and Affiliates

Under the equipment management agreement, IMI receives a monthly management fee equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. During the period from September 30, 2003 (inception) through December 31, 2003, the Trust incurred management fee expense of $39,000. At December 31, 2003 the Trust had a balance of $0.1 million due to affiliate, representing unpaid management fees.

PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

4.  Transportation Equipment

Lease payments for railcars are based on fixed rates Lease payments for trailers operating with short-line railroad systems were based on a per-diem lease in the free running railroad interchange

As of December 31, 2003, all railcar equipment in the Trust was leased except for 15 railcars having an aggregate net realizable value is estimated to be $0.1 million.

Future minimum rents under noncancelable operating leases as of December 31, 2003 during each of the next five years are $0.4 million in 2004, $0.2 million in 2005, $0.1 million in 2006, $0.1 million in 2007, $0.1 million in 2008 and $0.1 million thereafter. While the leases for certain railcar equipment extend beyond the Trust’s expected dissolution date, the Trustee believes it will be able to sell that railcar equipment subject to those leases.

In December 2003, the Trust sold its trailer equipment portfolio and received net sales proceeds of $0.9 million.

5.  Operating Segments

The Trust operates or operated in two different segments: railcar leasing and trailer leasing. Each equipment segment engages in short-term to mid-term operating leases to a variety of customers. The following table presents a summary of the operating segments (in thousands of dollars):

			Other
For the period from September 30, 2003	Railcar	Trailer	Non-
(inception) through December 31, 2003	Leasing	Leasing	Equipment	Total

Total (decrease) increase in liquidation values	$(171)	$72	$92	$(7)

Total assets as of December 31, 2003	$1,250	$15	$5,881	$7,146

6. Geographic Information

The Trust owns railcars that are leased and operated internationally. A limited number of the Trust's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are not material.

The Trust leases its railcars to lessees in two geographic regions: the United States and Canada.

The net realizable value of these assets as of December 31, 2003 is as follows (in thousands of dollars):

Region	Owned Equipment

United States	$702
Canada	529
Net realizable value	$1,231

7.    Concentrations of Credit Risk

As of December 31, 2003, the Trustee believes the Trust had no significant concentrations of credit risk that could have a material adverse effect on the Trust.

PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

8.  Income Taxes

The Trust is not subject to income taxes, as any income or loss is included in the tax returns of the individual beneficial interest holders.  Accordingly, no provision for income taxes has been made in the financial statements of the Trust.

9. Contingencies

The Trust is not involved in any legal matters that could have a material impact on its net assets in liquidation.

PLM EQUIPMENT GROWTH FUND II LIQUIDATING TRUST
(A Trust)

INDEX OF EXHIBITS

Exhibit			Page

4.		Plan of Dissolution and Liquidation dated September 30, 2003 between PLM Equipment Growth Fund II and PLM Financial Services, Inc.	*

4.	1
Liquidating Trust Agreement dated September 30, 2003 by and between PLM Equipment Growth Fund II as grantor and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund II Liquidating Trust.
			*
4.	2
Bill of Sale Assignment and Assumption Agreement entered into as of September 30, 2003 by and among PLM Equipment Growth Fund II and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund II Liquidating Trust.
			*
10.	1	Management Agreement between Trust and PLM Investment
		Management, Inc.	*

10.	.2
Purchase Agreement dated as of December 31, 2003 among PLM Transportation Equipment Corporation and PLM Financial Services Inc. not in its individual capacity but solely as liquidating trustee for the Trust and Cypress Equipment Fund V, LLC
			*

14		PLM Financial Services Inc. Code of Ethics.	24

99.	1	Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.	25

99.	2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes -
		Oxley Act.	26